Form 10-Q
period 1995-03-31
FIRST DEARBORN INCOME PROPERTIES LP
filed 1995-05-12
CIK 806182

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


      Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

       For the quarterly period ended        March 31, 1995

               Commission file Number     0-16820

               FIRST DEARBORN INCOME PROPERTIES L.P.
      (Exact name of registrant as specified in its charter.)

             ILLINOIS                        36-3473943
(State of other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)

    154 West Hubbard, Suite 250 Chicago, IL      60610
   (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code: (312) 464-0100

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Units Outstanding as of March 31, 1995:  20,468.5


                    PART I. - FINANCIAL INFORMATION

                  FIRST DEARBORN INCOME PROPERTIES L.P.

                            BALANCE SHEETS

                   March 31, 1995 and December 31, 1994
                              (Unaudited)

                                ASSETS

                                          		March 31,   	December 31,
		                                              1995            1994
Current assets:
     Cash and cash equivalents (note 1)        692,724          509,641
     Rents and other receivables               944,072        	 940,710
     Due from affiliates                       	 4,886         	  5,037
     Prepaid expense                             3,267            9,007
          Total current assets               1,644,949    	   1,464,395

Investment property, at cost (note 1):
     Land                              	     2,273,114        2,273,114
     Building                            	  15,585,295   	   15,585,295
                                        	   17,858,409    	  17,858,409
     Less accumulated depreciation          (4,437,731)      (4,316,293)
                                        	   13,420,678       13,542,116

Investment in unconsolidated venture,
     at equity (note 2)                  	     925,093      	   937,948
Deferred rents receivable                    1,519,672 	      1,745,646
Deferred loan costs                             44,418           36,835

     Total assets                      	    17,554,810    	  17,726,940

See Accompanying Notes to Financial Statements


                  FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                            Balance Sheets

                  March 31, 1995 and December 31, 1994
                              (Unaudited)


                Liabilities and Partners' Capital Accounts

                                               	March 31,  	  December 31,
                                    	              1995  	          1994
Current liabilities:
     Accounts payable and accrued expenses  	     256,460          213,738
     Due to affiliates (note 3)                   228,336          220,689
     Accrued interest                              63,056     	     68,832
     Current portion of long-term debt   	      4,860,089 	      4,856,937
          Total current liabilities             5,407,941        5,626,375

Long-term debt                                 	4,474,515  	     4,586,785
Venture partners' equity in
        consolidated venture (note 2)          	1,379,064   	    1,356,596
Deposits                          	               118,947          118,947
     Total long-term liabilities                5,972,526   	    6,062,328

     Total liabilities                      	  11,380,467    	  11,422,524

Partners' capital accounts (deficits) (note 1):
     General partners:
          Cumulative net losses             	       1,300            1,835
                                          	         1,300  	         1,835
     Limited partners:
          Capital contributions            	    8,800,461   	    8,800,461
          Cumulative net income (losses)          136,123  	       189,107
          Cumulative cash distributions        (2,763,541)  	   (2,686,987)
                                                6,173,043    	   6,302,581

      Total partners' capital accounts     	    6,174,343  	     6,304,416

Commitments and contingencies (note 2)

      Total Liabilities and Partners' Capital	 17,554,810 	     17,726,940

See Accompanying Notes to Financial Statements

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                       (a limited partnership)
                      and Consolidated Ventures

                  Consolidated Statement of Operations

              Three months ended March 31, 1995 and 1994

(Unaudited)


                                       	        1995             1994

Revenues:
     Rental income                     	    $ 328,325         	419,976
     Tenant charges                           	26,604         	 24,544
     Interest income                           32,742     	      2,287

          Total revenues               	      387,671       	  446,807

Expenses:
     Property operating expenses              	68,614          	76,298
     Interest                                 205,815         	224,612
     Depreciation                            	121,438  	       122,059
     Amortization                              	5,312     	      5,312
     General and administrative expenses       42,642    	      28,957

          Total expenses                  	   443,821     	    457,237

Operating loss                               	(56,150)     	   (10,430)

Partnership's share of operations
  of unconsolidated ventures                  	15,258          	12,193

Venture partner's share of consolidated
  venture's operations (note 1)          	    (12,627)     	   (12,141)

Net income (loss)                     	     $ (53,159)       	 (10,377)

Net income (loss) per
    limited partnership unit  (note 1) 	  $     (2.59)     	     (0.50)

Cash distribution per
    limited partnership unit          	   $      3.74     	       3.74


See Accompanying Notes to Financial Statements

                   FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                   Consolidated Statements of Cash Flows

                 Three months ended March 31, 1995 and 1994

                              (Unaudited)


                                        	       1995  	         1994
Cash flows from operating activities:

  Net income (loss)                          	(51,519)       	(10,377)
  Items not requiring (providing)
         cash or cash equivalents:
     Depreciation                            	121,438        	122,059
     Amortization                              	5,312          	5,312
     Partnership's share of operations of
         unconsolidated venture               	12,855         	22,545
     Venture partners' share of
         consolidated venture's operations    	12,627         	12,141

  Changes in:
     Rents and other receivables             	 (3,362)       	139,395
     Prepaid expenses                          	5,740          	6,899
     Deferred rents receivable                225,974               0
     Accounts payable and accrued expenses 	   36,946       	(101,103)
     Due to affiliates                        	 7,998          	5,335
     Unearned revenues                      	       0        	(71,245)
     Tenant deposits                 	              0               0
Net cash provided by (used in)
         operating activities              	  372,009      	  143,542

Additions to building:                             	0              	0

Cash flows from financing activities:

     Venture partners' distributions
          from consolidated venture           	(3,054)       	(24,185)
     Distributions to limited partners   	    (76,554)       	(76,554)
     Principal payments on long-term debt    (109,118)   	    (19,781)
Net cash used in financing activities        (188,726) 	     (120,520)

Net increase (decrease)
          in cash and cash equivalents 	   $  183,083   	      23,022

See Accompanying Notes to Financial Statements

[TEXT]
                 FIRST DEARBORN INCOME PROPERTIES L.P.
                       (a limited partnership)
                      and Consolidated Ventures

              Notes to Consolidated Financial Statements

                      March 31, 1995  and 1994

                            (Unaudited)

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1994, which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  Basis of Accounting

     For the three month periods ended March 31, 1995 and March 31, 1994 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures - Vero Beach Associates and Downers Grove Building Partnership. The effect of all transactions between the Partnership and the Ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Sycamore Mall Associates.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the three months ended March 31, 1995 and 1994 is summarized as follows:

                	                1995    	    1995       1994        1994
                             	   GAAP     	   Tax        GAAP        Tax
                         	       Basis   	   Basis       Basis       Basis
Net income (loss)           	 $(53,519)   (167,500)   	(10,377)   	(36,500)

Net income (loss) per
    limited partnership unit 	$  (2.59)     	(8.10)     	(0.50)     	(1.78)

     The net loss per limited partnership unit presented is based on the weighted limited partnership units outstanding at the end of each period (20,468.5).

     Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements the Partnership's policy is to consider all such investments, with an original maturity of three months or less, ($187,426 and $187,663 at March 31, 1995 and December 31, 1994, respectively) as cash equivalents.

                   FIRST DEARBORN INCOME PROPERTIES L.P.
                         (a limited partnership)
                        and Consolidated Ventures

           Notes to Consolidated Financial Statements - Continued

     Deferred offering costs were charged to the partners' capital accounts upon consummation of the offering. Deferred organization costs are amortized over a 60-month period using the straight-line method. Deferred loan costs are amortized over the terms of the related agreements using the straight-line method.

     Depreciation on the investment properties acquired has been provided over the estimated useful lives of 5 to 30 years using the straight-line method.

     No provision for Federal income taxes has been made as any liability for such taxes would be that of the partners rather than the Partnership.

(2)  Venture Agreements

      The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $7,685,642 through March 31, 1995. The Partnership has acquired, through these ventures, interests in two shopping centers and an office building partnership.

(3)  Transactions with Affiliates

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the three months ended March 31, 1995 and 1994 are as follows:

                                                 1995        1994    3/31/95
     Non-accountable expense reimbursement       6,397       6,397   209,936
     Reimbursement (at cost) for
                administrative services          4,250       5,000    18,486

                                               $10,647      11,397   228,422

(4)  Unconsolidated Ventures - Summary Information

     Summary income statement information for Sycamore Mall Associates for the three months ended March 31, 1995 and 1994 is as follows:

                                                  1994            1993
     Total revenue                            $  458,533        450,061
     Operating income (loss)                  $   60,452         48,310
     Partnership's share of income            $   15,258         12,193

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

            Notes to Consolidated Financial Statements - Continued


(5)  Adjustments

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 30, 1995 and 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Resulting of Operations

Liquidity and Capital Resources

     At March 31, 1994, the Partnership had cash and cash equivalents of $692,724 which will be utilized for working capital requirements and for future distributions to Partners. This is more than the $509,641 balance at December 31, 1994. The increase is primarily due to the timing of cash receipts and cash disbursements.

     As the Partnership intends to distribute all "net cash receipts" and "sales proceeds" in accordance with the terms of the Partnership Agreement, and does not intend to reinvest any such proceeds, the Partnership is intended to be self-liquidating in nature. The Partnership's future source of liquidity and distributions is expected to be through cash generated by the Partnership's investment properties and from the sale and refinancing of such properties. To the extent that additional payments are required under a purchase agreement or a property does not generate an adequate cash flow to meet its requirements, the Partnership may withdraw funds from the working capital reserve which it maintains.

Results of Operations

     For the three month periods ended March 31, 1995 and March 31, 1994 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures - Vero Beach Associates and Downers Grove Building Partnership. The effect of all transactions between the Partnership and the Ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Sycamore Mall Associates.

     The $91,651 decrease in rental income for the three month period ended Marrch 31, 1995 as compared to the three month period ended March 31, 1994 is primarily attributed to lower rental rates paid by the new tenant at the Downers Grove property.

     The $30,455 increase in interest income for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is attributed to the annuities purchased in connection with the lease buy out at the Downers Grove property.

     The $7,684 decrease in property operating expense for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily attributable to a decrease in parking lot improvements at Indian River Plaza.

     The $18,797 decrease in interest expense for the three month period ended March 31, 1995 as compared to the three month period ended
 March 31, 1994 is primarily attibutable to a reduction in mortgage indebtedness at he Downers Grove property.

     The $40,750 increase in general and administrative expense for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily attributable to professional fees incurred at the Downers Grove property.


                               OCCUPANCY


     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:
                      at      at      at       at      at      at       at
                    3/31/93 6/30/93 9/30/93 12/31/93 3/31/94 6/30/94 09/30/94
Indian River Plaza
Vero Beach, FL          96%     99%     99%      99%     99%


Reichhold Building
Downers Grove, IL      100%    100%    100%     100%    100%


Sycamore Mall
Iowa City, Iowa         98%     97%     97%      96%     96%



Part II - OTHER INFORMATION


Items 1, 2, 3, 4, and 5 of Part II are omitted because of the absence of conditions under which they are required.


Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits

     None

b)   Reports on Form 8-K

     No reports on Form 8-K were filed for the period covered by this report.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



				FIRST DEARBORN INCOME PROPERTIES L.P.
				(Registrant)


          				BY:  FDIP, Inc.
			              	(Managing General Partner)




May 13, 1995		BY:  Robert S. Ross
                   Robert S. Ross
                  	President
			              	(Principal Executive Officer)




May 13, 1995		BY:  Bruce H. Block
                   Bruce H. Block
		               		Vice President
			              	(Principal Financial Officer)