Form 10-Q
period 1995-06-30
FIRST DEARBORN INCOME PROPERTIES LP
filed 1995-08-23
CIK 806182

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


      Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

       For the quarterly period ended        June 30, 1995

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


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Units Outstanding as of June 30, 1995:  20,468.5


                    PART I. - FINANCIAL INFORMATION

                  FIRST DEARBORN INCOME PROPERTIES L.P.

                            BALANCE SHEETS

                   June 30, 1995 and December 31, 1994
                              (Unaudited)

                                ASSETS

                                        		June 30,   	December 31,
		                                          1995             1994
Current assets:
     Cash and cash equivalents (note 1)        336,370          509,641
     Rents and other receivables               809,891        	 940,710
     Due from affiliates                       	 6,826         	  5,037
     Prepaid expense                                 0            9,007
          Total current assets               1,644,949    	   1,464,395

Investment property, at cost (note 1):
     Land                              	     2,273,114        2,273,114
     Building                            	  15,604,195   	   15,585,295
                                        	   17,877,309    	  17,858,409
     Less accumulated depreciation          (4,580,355)      (4,316,293)
                                        	   13,296,954       13,542,116

Investment in unconsolidated venture,
     at equity (note 2)                  	     871,805      	   937,948
Deferred rents receivable                    1,595,860 	      1,745,646
Deferred loan costs                             50,743           36,835

     Total assets                      	    16,968,449    	  17,726,940

See Accompanying Notes to Financial Statements


                  FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                            Balance Sheets

                   June 30, 1995 and December 31, 1994
                              (Unaudited)


                Liabilities and Partners' Capital Accounts

                                               	June 30,  	  December 31,
                                    	              1995  	          1994
Current liabilities:
     Accounts payable and accrued expenses  	     187,483          213,738
     Due to affiliates (note 3)                   224,567          220,689
     Accrued interest                              28,275     	     68,832
     Current portion of long-term debt   	      4,446,400 	      4,856,937
          Total current liabilities             4,886,725        5,626,375

Long-term debt                                 	4,545,368  	     4,586,785
Venture partners' equity in
        consolidated venture (note 2)          	1,405,585   	    1,356,596
Deposits                          	               118,947          118,947
     Total long-term liabilities                6,069,900   	    6,062,328

     Total liabilities                      	  10,956,625    	  11,422,524

Partners' capital accounts (deficits) (note 1):
     General partners:
          Cumulative net losses             	         440            1,835
                                          	           440  	         1,835
     Limited partners:
          Capital contributions            	    8,800,461   	    8,800,461
          Cumulative net income (losses)           51,018  	       189,107
          Cumulative cash distributions        (2,840,095)  	   (2,686,987)
                                                6,011,384    	   6,302,581

      Total partners' capital accounts     	    6,011,824  	     6,304,416

Commitments and contingencies (note 2)

      Total Liabilities and Partners' Capital	 16,968,449 	     17,726,940

See Accompanying Notes to Financial Statements

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                       (a limited partnership)
                      and Consolidated Ventures

                  Consolidated Statement of Operations

              Three months ended June 30, 1995 and 1994
                             (Unaudited)
                                                1995              1994

Revenues:
     Rental income                            326,733           410,391
     Tenant charges                            22,690            23,794
     Interest income                           32,091             2,539

          Total revenues                      381,514           436,724

Expenses:
     Property operating expenses              114,182            65,821
     Interest                                 203,122           220,108
     Depreciation                             142,624           143,772
     Amortization                               5,311             5,312
     General and administrative expenses       52,756            51,353

          Total expenses                      517,995           486,365

Operating loss                               (136,481)          (49,641)

Partnership's share of oprations
  of unconsolidated ventures                   48,693            10,129

Venture partner's share of consolidated
  venture's operations                          1,823           (11,662)

Net loss                                      (85,965)          (51,174)

Net loss per limited partnership unit           (4.16)            (2.48)

Cash distribution per limited partnership unit   3.74              3.74

See Accompanying Notes to Financial Statements

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                       (a limited partnership)
                      and Consolidated Ventures

                  Consolidated Statement of Operations

                Six months ended June 30, 1995 and 1994

                             (Unaudited)


                                       	        1995             1994

Revenues:
     Rental income                     	      655,325         	830,367
     Tenant charges                           	49,294         	 48,338
     Interest income                           64,833     	      4,826

          Total revenues               	      769,185       	  883,531

Expenses:
     Property operating expenses              182,796          142,119
     Interest                                 408,937         	444,720
     Depreciation                            	264,062  	       265,831
     Amortization                              10,623     	     10,623
     General and administrative expenses       95,398    	      80,310

          Total expenses                  	   961,816     	    943,603

Operating loss                              	(192,631)     	   (60,072)

Partnership's share of operations
  of unconsolidated ventures                  	63,951          	22,322

Venture partner's share of consolidated
  venture's operations (note 1)          	    (10,804)     	   (23,803)

Net income (loss)                     	      (139,484)       	 (61,553)

Net income (loss) per
    limited partnership unit  (note 1) 	  $     (6.75)     	     (2.98)

Cash distribution per
    limited partnership unit          	   $      7.48     	       7.48


See Accompanying Notes to Financial Statements

                   FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                   Consolidated Statements of Cash Flows

                  Six months ended June 30, 1995 and 1994

                              (Unaudited)


                                        	       1995  	         1994
Cash flows from operating activities:

  Net income (loss)                          (139,484)       	(61,553)
  Items not requiring (providing)
         cash or cash equivalents:
     Depreciation                            	264,062        	265,831
     Amortization                              10,623          10,623
     Partnership's share of operations of
         unconsolidated venture               	66,143         	51,215
     Venture partners' share of
         consolidated venture's operations    	48,989         	   615

  Changes in:
     Rents and other receivables             	130,819        	107,325
     Prepaid expenses                          	9,007          10,160
     Deferred rents receivable                149,786               0
     Accounts payable and accrued expenses 	  (65,812)       	(45,075)
     Due to affiliates                        	 2,089          16,033
     Unearned revenues                      	       0        	(71,245)
     Tenant deposits                 	              0               0
Net cash provided by (used in)
         operating activities              	  475,222      	  283,929

Additions to building:                        (18,900)         (6,666)

Cash flows from financing activities:

     Payment of deferred loan costs           (24,531)       	      0
     Distributions to limited partners   	   (153,108)       (153,108)
     Principal payments on long-term debt    (451,954)   	    (59,246)
Net cash used in financing activities        (629,593) 	     (212,354)

Net increase (decrease)
          in cash and cash equivalents 	     (173,271)   	      64,909

See Accompanying Notes to Financial Statements

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                       (a limited partnership)
                      and Consolidated Ventures

              Notes to Consolidated Financial Statements

                       June 30, 1995  and 1994

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

(1)  Basis of Accounting

     For the three and six month periods ended June 30, 1995 and June 30, 1994, the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures - Vero Beach Associates and Downers Grove Building Partnership. The effect of all transactions between the Partnership and the Ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Sycamore Mall Associates.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the three and six month periods ended
 June 30, 1995 and 1994 is summarized as follows:

                	                1995    	    1995       1994        1994
                             	   GAAP     	   Tax        GAAP        Tax
                         	       Basis   	   Basis       Basis       Basis
Net income (loss)           	  (139,484)   (185,000)   	(61,553)   	(106,500)

Net income (loss) per
    limited partnership unit 	   (6.75)     	(8.95)     	(2.98)     	(5.15)

     The net loss per limited partnership unit presented is based on the weighted limited partnership units outstanding at the end of each period (20,468.5).

     Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such investments, with an original maturity of three months or less, ($287,574 and $187,663 at June 30, 1995 and December 31, 1994,
 respectively) as cash equivalents.

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

(2)  Venture Agreements

      The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $7,685,642 through June 30, 1995. The Partnership has acquired, through these ventures, interests in two shopping centers and an office building partnership.

(3)  Transactions with Affiliates

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the six months ended June 30, 1995 and 1994 are as follows:

                                                 1995        1994    6/30/95
     Non-accountable expense reimbursement      12,794      12,794   215,730
     Reimbursement (at cost) for
                administrative services          8,500      17,884     8,827

                                                21,294      30,678   224,557

(4)  Unconsolidated Ventures - Summary Information

     Summary income statement information for Sycamore Mall Associates for the six months ended June 30, 1995 and 1994 is as follows:

                                                  1995            1994
     Total revenue                               930,172        898,084
     Operating income (loss)                     148,201         88,441
     Partnership's share of income                63,951         22,322

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

            Notes to Consolidated Financial Statements - Continued


(5)  Adjustments

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 1995 and 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Resulting of Operations

Liquidity and Capital Resources

     At June 30, 1994, the Partnership had cash and cash equivalents of $336,370 which will be utilized for working capital requirements and for future distributions to Partners. This is more than the $509,641 balance at December 31, 1994. The decrease is primarily due to the repayment of long-term debt.

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

     In August 1995, the Partnership completed the refinancing of the mortgage indebtedness at the Downers Grove property. The loan is in the amount of $4,586,044 and accrues interest at the annual rate of 9.125%. The loan provides for the first six monthly payments of interest only in the amount of $34,873. The next thirty monthly payments of principal and interest be $55,170 and the final 84 monthly payments of principal and interest would be $58,405. The loan will mature in August 2005 and a final principal payment of $600,234 would be due at that time. The completion of this refinancing substantially improves working capital of the Partnership by providing long term financing for this property. The net rentals to be received from this property are sufficient to pay the debt service.

Results of Operations

     For the three and six month periods ended June 30, 1995 and June 30, 1994 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures - Vero Beach Associates and Downers Grove Building Partnership. The effect of all transactions between the Partnership and the Ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Sycamore Mall Associates.

     The $83,658 and $175,309 decreases in rental income for the three and six month periods ended June 30, 1995, respectively, as compared to the three and six month periods ended June 30, 1994 is primarily attributable to lower rental rates paid by the new tenant at the Downers Grove property.

     The $29,552 and $60,007 increases in interest income for the three and six month periods ended June 30, 1995, respectively, as compared to the three and six month periods ended June 30, 1994 is attributable to the annuities purchased in connection with the lease buy out at the Downers Grove property.

     The $40,677 increase in property operating expense for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 is primarily attributable to expenses incurred at the Downers Grove property.

     The $35,783 decrease in interest expense for the six month period ended June 30, 1995 as compared to the six month period ended June 30, 1994 is primarily attibutable to the reduction in mortgage indebtedness at the Downers Grove property.

     The $15,088 increase in general and administrative expense for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 is primarily attributable to professional fees incurred at the Downers Grove property.

     The $41,629 increase in Partnership's share of operations of unconsolidated ventures for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 is attributable to improved occupancy at Evanston Galleria.

     The Consolidated Staement of Cash Flows includes $149,786 of cash provided during the six month period ended June 30, 1995 and no amount for the six month period ended June 30, 1994. These cash flows result from payments received from the annuities which were established, at the Downers Grove property, in conjunction with the lease termination of the prior tenant.

     During the six month period ended June 30, 1995, the Partnership paid $24,531 which was recorded as a deferred loan cost. This payment relates to an application for a refinancing of the mortgage indebtedness at the Downers Grove property.

     During the six months ended June 30, 1995, payments to reduce long term debt totalled $451,954 as compared to $59,246 during the six months ended June 30, 1994. This reduction relates to the Downers Grove property and the agreement with the lender on that property to accelerate the reduction of the mortgage indebtedness. This accelerated debt reduction was in consideration for an extension of the maturity date on the loan.


                               OCCUPANCY

     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:
                      at      at      at       at      at      at       at
                    3/31/94 6/30/94 9/30/94 12/31/94 3/31/95 6/30/95 09/30/95
Indian River Plaza
Vero Beach, FL          96%     99%     99%      99%     99%     99%


Reichhold Building
Downers Grove, IL      100%    100%    100%     100%    100%    100%


Sycamore Mall
Iowa City, Iowa         98%     97%     97%      96%     96%     98%

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



				FIRST DEARBORN INCOME PROPERTIES L.P.
				(Registrant)


          				BY:  FDIP, Inc.
			              	(Managing General Partner)




August 22, 1995		BY:  Robert S. Ross
                   Robert S. Ross
                  	President
			              	(Principal Executive Officer)




August 22, 1995 	BY:  Bruce H. Block
                   Bruce H. Block
		               		Vice President
			              	(Principal Financial Officer)