Form 10-Q
period 1995-09-30
FIRST DEARBORN INCOME PROPERTIES LP
filed 1995-11-15
CIK 806182

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


      Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

       For the quarterly period ended        September 30, 1995

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


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Units Outstanding as of September 30, 1995:  20,468.5


                    PART I. - FINANCIAL INFORMATION

                  FIRST DEARBORN INCOME PROPERTIES L.P.

                            BALANCE SHEETS

                September 30, 1995 and December 31, 1994
                              (Unaudited)

                                ASSETS

                                        September 30,   	December 31,
		                                          1995             1994
Current assets:
     Cash and cash equivalents (note 1)        408,270          509,641
     Rents and other receivables               928,274        	 940,710
     Due from affiliates                       	 6,841         	  5,037
     Prepaid expense                            14,516            9,007
          Total current assets               1,357,901    	   1,464,395

Investment property, at cost (note 1):
     Land                              	     2,273,114        2,273,114
     Building                            	  15,604,195   	   15,585,295
                                        	   17,877,309    	  17,858,409
     Less accumulated depreciation          (4,681,480)      (4,316,293)
                                        	   13,195,829       13,542,116

Investment in unconsolidated venture,
     at equity (note 2)                  	     940,356      	   937,948
Deferred rents receivable                    1,137,857 	      1,745,646
Deferred loan costs                             45,432           36,835

     Total assets                      	    16,677,375    	  17,726,940

See Accompanying Notes to Financial Statements


                  FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                            Balance Sheets

                 September 30, 1995 and December 31, 1994
                              (Unaudited)


                Liabilities and Partners' Capital Accounts
                                               September 30, 	  December 31,
                                    	              1995  	          1994
Current liabilities:
     Accounts payable and accrued expenses  	     216,907          213,738
     Due to affiliates (note 3)                   232,608          220,689
     Accrued interest                              62,806     	     68,832
     Current portion of long-term debt   	        201,360 	      4,856,937
          Total current liabilities               713,681        5,626,375

Long-term debt                                 	8,778,879  	     4,586,785
Venture partners' equity in
        consolidated venture (note 2)          	1,002,250   	    1,356,596
Deposits                          	               135,545          118,947
     Total long-term liabilities                9,916,674   	    6,062,328

     Total liabilities                      	  10,630,355    	  11,422,524

Partners' capital accounts (deficits) (note 1):
     General partners:
          Cumulative net losses             	       1,179            1,835
                                          	         1,179  	         1,835
     Limited partners:
          Capital contributions            	    8,800,461   	    8,800,461
          Cumulative net income (losses)          124,149  	       189,107
          Cumulative cash distributions        (2,878,769)  	   (2,686,987)
                                                6,045,841    	   6,302,581

      Total partners' capital accounts     	    6,047,020  	     6,304,416

Commitments and contingencies (note 2)

      Total Liabilities and Partners' Capital	 16,677,375 	     17,726,940

See Accompanying Notes to Financial Statements

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                       (a limited partnership)
                      and Consolidated Ventures

                  Consolidated Statement of Operations

             Three months ended September 30, 1995 and 1994
                             (Unaudited)
                                                1995              1994

Revenues:
     Rental income                            357,013           415,987
     Tenant charges                            27,305            24,697
     Interest income                           30,046             2,085

          Total revenues                      414,364           442,769

Expenses:
     Property operating expenses               93,789            52,254
     Interest                                 203,743           210,175
     Depreciation                             101,125           102,820
     Amortization                               5,312             5,312
     General and administrative expenses       30,513            24,071

          Total expenses                      434,482           394,632

Operating income (loss)                       (20,118)           48,137

Partnership's share of oprations
  of unconsolidated ventures                   40,599            21,291

Venture partner's share of consolidated
  venture's operations                         53,122             6,141

Net income                                     73,603            75,569

Net income per limited partnership unit          3.56              3.66

Cash distribution per limited partnership unit   1.89              3.74

See Accompanying Notes to Financial Statements

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                       (a limited partnership)
                      and Consolidated Ventures

                  Consolidated Statement of Operations

              Nine months ended September 30, 1995 and 1994

                             (Unaudited)
                                        	        1995             1994

Revenues:
     Rental income                     	    1,012,338        1,246,354
     Tenant charges                           	76,599         	 73,035
     Interest income                           94,879     	      6,911

          Total revenues               	    1,183,816       	1,326,300

Expenses:
     Property operating expenses              276,585          194,373
     Interest                                 612,680         	654,895
     Depreciation                            	365,187  	       368,651
     Amortization                              15,935     	     15,935
     General and administrative expenses      125,911    	     104,380

          Total expenses                  	 1,396,298     	  1,338,234

Operating loss                              	(212,482)     	   (11,934)

Partnership's share of operations
  of unconsolidated ventures                  104,550          	43,613

Venture partner's share of consolidated
  venture's operations (note 1)          	     42,318     	    (17,662)

Net income (loss)                     	       (65,614)       	  14,017

Net income (loss) per
    limited partnership unit  (note 1) 	  $     (3.17)     	      0.68

Cash distribution per
    limited partnership unit          	   $      9.37     	       11.22


See Accompanying Notes to Financial Statements

                   FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                   Consolidated Statements of Cash Flows

               Nine months ended September 30, 1995 and 1994

                              (Unaudited)


                                        	       1995  	         1994
Cash flows from operating activities:

  Net income (loss)                           (65,614)       	 14,017
  Items not requiring (providing)
         cash or cash equivalents:
     Depreciation                            	365,187        	368,651
     Amortization                              15,935          15,935
     Partnership's share of operations of
         unconsolidated venture               	(2,408)        	44,158
     Venture partners' share of
         consolidated venture's operations   (354,346)        (24,005)

  Changes in:
     Rents and other receivables             	 12,436        	 64,580
     Prepaid expenses                          (5,509)         (4,356)
     Deferred rents receivable                607,789               0
     Accounts payable and accrued expenses 	   (2,857)       	(21,329)
     Due to affiliates                        	10,115          18,798
     Unearned revenues                      	       0        	(71,245)
     Tenant deposits                 	         16,598           3,102
Net cash provided by (used in)
         operating activities              	  597,326      	  408,306

Additions to building:                        (18,900)         (9,026)

Cash flows from financing activities:

     Payment of deferred loan costs           (24,531)       	      0
     Distributions to limited partners   	   (191,782)       (229,662)
     Principal payments on long-term debt    (463,483)   	   (164,009)
Net cash used in financing activities        (679,796) 	     (393,671)

Net increase (decrease)
          in cash and cash equivalents 	     (101,370)   	       5,609

See Accompanying Notes to Financial Statements

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                       (a limited partnership)
                      and Consolidated Ventures

              Notes to Consolidated Financial Statements

                     September 30, 1995  and 1994

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

(1)  Basis of Accounting

     For the three and nine month periods ended September 30, 1995 and September 30, 1994, the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures Vero Beach Associates and Downers Grove Building Partnership. The effect of all transactions between the Partnership and the Ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Sycamore Mall Associates.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the three and nine month periods ended September 30, 1995 and 1994 is summarized as follows:

                	              1995   	    1995         1994        1994
                               GAAP    	   Tax          GAAP        Tax
                         	     Basis   	   Basis        Basis       Basis
Net income (loss)           	  (65,614)    (115,000)   	14,017   	  (44,000)

Net income (loss) per
    limited partnership unit   (3.17)     	(5.56)      	(2.98)     	(5.15)

     The net loss per limited partnership unit presented is based on the weighted limited partnership units outstanding at the end of each period (20,468.5).

     Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such investments, with an original maturity of three months or less, ($286,635 and $187,663 at September 30, 1995 and December 31, 1994, respectively) as cash equivalents.

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

(2)  Venture Agreements

      The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $7,685,642 through September 30, 1995. The Partnership has acquired, through these ventures, interests in two shopping centers and an office building partnership.

(3)  Transactions with Affiliates

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the nine months ended September 30, 1995 and 1994 are as follows:

                                                1995        1994     9/30/95
     Non-accountable expense reimbursement      19,191      19,191   222,127
     Reimbursement (at cost) for
                administrative services         10,500      21,457     9,750

                                                29,691      40,648   231,877

(4)  Unconsolidated Ventures - Summary Information

     Summary income statement information for Sycamore Mall Associates for the nine months ended September 30, 1995 and 1994 is as follows:

                                                 1995           1994
     Total revenue                               1,413,556      1,242,038
     Operating income (loss)                       256,469        172,794
     Partnership's share of income                 104,550         43,613

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

            Notes to Consolidated Financial Statements - Continued


(5)  Adjustments

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 1995 and 1994.

(6)  Subsequent Event

     In October 1995, an extension and amendment of the mortgage indebtedness at Sycamore Mall was completed. The loan is in the amount of $4,899,448 and accrues interest at the annual rate of 8.125%, a reduction from 9.625%. The loan provides for 76 monthly payments in the amount of $44,375. The loan will mature in March 2002 and a final balloon payment of $3,790,900 would be due at that time.

Item 2. Management's Discussion and Analysis of Financial Condition and Resulting of Operations

Liquidity and Capital Resources

     At September 30, 1994, the Partnership had cash and cash equivalents of $408,270 which will be utilized for working capital requirements and for future distributions to Partners. This is less than the $509,641 balance at December 31, 1994. The decrease is primarily due to the repayment of long-term debt.

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

     The Partnership has reduced the amount of its regular distribution to Limited Partners. The Partnership intends to build up additional cash reserves at its Vero Beach property and at Sycamore Mall, the unconsolidated venture. Walgreens has notified the Vero Beach property that it will be vacating the center. Although the lease will not expire until 2007, there will be no percentage rent realized from the space.

     At Sycamore Mall, a new regional mall is being planned which will compete with the center. The Partnership believes that it may need to make some capital investments in order to better compete with the new mall. Therefore, distributions from this unconsolidated venture to the Partnership have been reduced.

Results of Operations

     For the three and nine month periods ended September 30, 1995 and September 30, 1994 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures Vero Beach Associates and Downers Grove Building Partnership. The effect of all transactions between the Partnership and the Ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Sycamore Mall Associates.

     The $58,974 and $234,016 decreases in rental income for the three and nine month periods ended September 30, 1995, respectively, as compared to the three and nine month periods ended September 30, 1994 is primarily attributable to lower rental rates paid by the new tenant at the Downers Grove building.

     The $27,961 and $87,968 increases in interest income for the three and nine month periods ended September 30, 1995, respectively, as compared to the three and nine month periods ended September 30, 1994 is attributable to the annuities purchased in connection with the re-lease of the Downers Grove property, which took place in 1994.

     The $41,535 and $82,212 increases in property operating expense for the three and nine month periods ended September 30, 1995 as compared to the three and nine month periods ended September 30, 1994, is primarily attributable to expenses incurred at the Downers Grove property. During the previous year, these expenses were paid for by the tenant.

     The $42,215 decrease in interest expense for the nine month period ended September 30, 1995 as compared to the nine month period ended September 30, 1994 is primarily attibutable to the reduction in mortgage indebtedness at the Downers Grove property.

     The $21,531 increase in general and administrative expense for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 is primarily attributable to professional fees incurred at the Downers Grove property.

     The $19,308 and $60,937 increases in the Partnership's share of operations of unconsolidated ventures for the three and nine month periods ended September 30, 1995, as compared to the three and nine month periods ended September 30, 1994 is primarily attributable to increased occupancy and improved operations at Sycamore Mall.

     The Consolidated Statement of Cash Flows includes $607,789 of cash provided during the nine month period ended September 30, 1995 and no amount for the nine month period ended September 30, 1994. These cash flows result from payments received from the annuities which were established, at the Downers Grove property, in conjunction with the lease termination of the prior tenant.

     Venture partners' share of consolidated operations utilized $354,346 of cash flow during the nine months ended September 30, 1995 as compared to $24,005 during the nine months ended September 30, 1994. This is a a result of the cash flows at the Downers Grove property which are being funded from deferred rents which are being paid from the annuities.

     During the nine month period ended September 30, 1995, the Partnership paid $24,531 which was recorded as a deferred loan cost. This payment relates to the refinancing of the mortgage indebtedness at the Downers Grove property.

     During the nine months ended September 30, 1995, payments to reduce long term debt totalled $463,483 as compared to $164,009 during the nine months ended September 30, 1994. This reduction relates to the Downers Grove property and the agreement with the lender on that property to accelerate the reduction of the mortgage indebtedness.


                               OCCUPANCY

     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:
                      at      at      at       at      at      at       at
                    3/31/94 6/30/94 9/30/94 12/31/94 3/31/95 6/30/95 09/30/95
Indian River Plaza
Vero Beach, FL          96%     99%     99%      99%     99%     99%      99%


Reichhold Building
Downers Grove, IL      100%    100%    100%     100%    100%    100%     100%


Sycamore Mall
Iowa City, Iowa         98%     97%     97%      96%     96%     98%      97%

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



				FIRST DEARBORN INCOME PROPERTIES L.P.
				(Registrant)


          				BY:  FDIP, Inc.
			              	(Managing General Partner)




November 14, 199		BY:  Robert S. Ross
                       Robert S. Ross
                      	President
    			              	(Principal Executive Officer)




November 14, 1995 	BY:  Bruce H. Block
                        Bruce H. Block
		               	     	Vice President
			                   	(Principal Financial Officer)