Form 10-K
period 1995-12-31
FIRST DEARBORN INCOME PROPERTIES LP
filed 1996-03-29
CIK 806182

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

             [X]     ANNUAL REPORT PURSUANT TO SECTION 13
            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1995

                                  OR

           [  ]     TRANSITION REPORT PURSUANT TO SECTION 13
            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ........ to ........

                    Commission file number 0-16820

                 FIRST DEARBORN INCOME PROPERTIES L.P.
        (Exact name of registrant as specified in its charter)

            Delaware                                 36-3473943
      (State of organization)              (IRS Employer Identification No.)

     154 West Hubbard Street, Suite 250, Chicago, IL        60610
       (Address of principal executive offices)           (Zip Code)

  Registrant's telephone number, including area code:  (312) 464-0100

      Securities registered pursuant to Section 12(b) of the Act:

                                                Names of each exchange
  Title of each class                             on which registered
         None                                            None

      Securities registered pursuant to Section 12(g) of the Act:

                       LIMITED PARTNERSHIP UNITS
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  No ____

Indicate  by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                                PART 1
Item 1.  Business

      The registrant, First Dearborn Income Properties L.P. (the "Partnership"), is a limited partnership formed in October 1986 under the Revised Uniform Limited Partnership Act of the State of Delaware to invest in income producing commercial real estate consisting principally of existing shopping centers and office buildings. On February 25, 1987, the Partnership commenced an offering of $10,000,000 of its limited partnership interests (the "Units") (subject to increase by an additional $5,000,000 of Units) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 33-10244). A total of 20,468.5 Units was sold to the public in the offering at $500 per Unit. The holders of 10,991.5 Units were admitted to the Partnership in 1987 and the holders of 9,477 Units were admitted to the Partnership in 1988. The offering terminated on November 15, 1988 (extended from its originally scheduled termination date of February 25, 1988). Since admission to the Partnership, no holder of Units (hereinafter, a "Limited Partner") has made any additional capital contributions. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real property investments in proportion to the number of Units held.

      Net of offering costs, Limited Partners have contributed a total of $8,800,461 to the Partnership. The Partnership is engaged solely in the business of real estate investment. It is the Partnerships objective to realize cash flow from operations and appreciation in the value of the real estate. The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the
General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $7,685,642 through December 31, 1995. The Partnership has acquired, through these ventures, interests in two shopping centers and an office building. No investments have been made since 1990 and no properties have been sold. As of December 31, 1995, the Partnership had made the real property investments set forth in the following table:

 Name, Type of Property                    Date of
     and Location            Size          Purchase    Type of Ownership
     Indian River Plaza      147,111 S.F.  11/30/86    99.9% interest in a
     Shopping Center                                   partnership that has
     Vero Beach, Florida                               fee ownership of land
                                                       and improvements (a)

     Downers Grove Building   56,449 S.F.  02/01/88    66.7% interest in a
     Office Building                                   partnership that has
     Downers Grove, Illinois                           fee ownership of land
                                                       and improvements (a)

     Sycamore Mall           240,206 S.F.  10/26/90    25.2% interest in a
     Shopping Center                                   partnership that has
     Iowa City, Iowa                                   fee ownership of land
                                                       and improvements

           (a) Reference is made to Note 3 of Notes to Consolidated Financial Statements filed with this annual report for the current outstanding principal balance and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

     Note: "S.F." represents the amount of rentable square feet area in each of the properties.

     Indian River Plaza represents the most significant investment made by the Partnership. A total of $4,710,642 has been invested by the Partnership which represents 61% of the the Partnership's real estate investments. Since acquiring the Indian River Plaza investment in 1986, the Partnership has received cash distributions of $$1,436,038 from Indian River Plaza. The Downers Grove building represents an investment of $1,900,000 or 25% of the Partnership's real estate investments. Since acquiring the Downers Grove investment in 1988, the Partnership has received distributions of $1,590,306. Sycamore Mall accounts for $1,075,000 or 14% of the Partnership's real estate investments. Since acquiring the Sycamore Mall investment in 1990, the Partnership has received disributions of $569,618.

      During the past five years, operations at the Partnership's three properties have been stable with no large fluctuations in occupancy. The Downers Grove Building is a single tenant building. The original tenant at Downers Grove vacated in 1994, however, they were replaced immediately. Reference is made to the section below which discusses the Downers Grove Building more thoroughly. Rental rates for the three properties have not risen appreciably over the past five years. The real estate market in general has suffered from overbuilding in the 1980's which has increased the competition for the Partnership's properties. This resulted in a decrease in rental rates from 1990 to 1994. Since 1994, the market rental rates have begun to increase. The decrease in market rental rates has not significantly impacted the Partnership's properties since they were primarily occupied under long term leases which did not result in decreased rental income for most of the space. Since 1994, the market rental rates have leveled off and appear to be rising.

     The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located. Approximate occupancy levels for the Partnership's properties are set forth on a quarterly basis in the table set forth in
Item 2 below to which reference is hereby made. The Partnership has no real property investments located outside the United States.

     Only two of the three Partnership's investments are consolidated for financial reporting purposes. Industry segment information is presented below in order to illustrate applicable information about each of the three properties individually and does not relate to financial information presented about the Partnership in Item 6 and
Item 8.

          Indian River Plaza,
          Vero Beach, Florida     1995       1994       1993
          Total revenue             997,880    956,108    868,531
          Operating profit (loss)    36,203   (10,589)   (98,399)
          Total assets            6,858,736  7,082,395  7,324,553
          Mortgage indebtedness   4,586,796  4,653,680  4,714,827
          Downers Grove Building
          Downers Grove, Illinois 1995       1994       1993
          Total revenue             565,417  2,531,122    898,955
          Operating profit (loss) (195,287)  1,842,549    187,498
          Total assets            8,237,790  8,781,845  7,275,680
          Mortgage indebtedness   4,586,044  4,790,042  4,999,929
          Sycamore Mall,
          Iowa City, Iowa         1995       1994       1993
          Total revenue           1,957,849  1,784,232  1,767,166
          Operating profit          267,781   205,065     231,961
          Total assets            8,589,852  8,672,723  8,987,738
          Mortgage indebtedness   4,870,823  4,951,845  5,016,096
</TABLE.>

     The Partnership has no employees and is largely dependent on the General Partners and their affiliates for services. A description of the terms of transactions between the Partnership and affiliates of the General Partners is set forth in Item 11 below to which reference is hereby made.

Vero Beach Associates
     On November 30, 1986, the Partnership purchased an interest in Indian River Plaza, a 147,111 gross leaseable square foot shopping center on U.S. Highway 1 in Vero Beach, Florida. The Partnership's ownership of Indian River Plaza was effected through its 1% partnership interest in Vero Beach Associates (the "Operating Partnership") which holds fee title to the property. An affiliate of the Managing General
Partner purchased the remaining 99% interest in the Operating
Partnership. In May 1987, upon the sale of a sufficient number of Units, the Partnership made an additional capital contribution to increase its interest in the Operating Partnership. At December 31, 1995, the Partnership had made capital contributions aggregating
$4,710,642 to the Operating Partnership. The Partnership's interest in the cash distributions and allocations for Federal income tax purposes of all losses of the Operating Partnership and of profits of the Operating Partnership from the sale or refinancing of the property is 99.9%, and its interest in the allocation of profits from operations of the Operating Partnership for Federal income tax purposes is 98%. The
Partnership has consolidated the assets and operations of the Vero
Beach Associates as of and for the years ended December 31, 1995, 1994 and 1993.

     Since the property was acquired, operations have been stable with occupancy holding above 95%. The Partnership's original objective of cash flow from property operations has been partially achieved.
However, rental rates in the market place have not increased since 1986 as had been originally anticipated. The real estate market in general and the Vero Beach market more specifically have experienced an oversupply of retail shopping centers which have resulted in a soft market for rental rate increases. Therefore, the amount of cash flow generated from the property is less than originally anticipated. As a result, the value of property has not appreciated as had originally been anticipated.

     The shopping center is located on U.S. Highway 1 in Vero Beach, Florida, a rapidly growing community. There is a large retail center adjacent to Indian River Plaza and there are several other shopping centers in the immediate area. Two new shopping centers are expected to open in the fall of 1996. The area is becoming a major retail location, but at the same time, there is significant competition for tenants. Management does not believe that the additional competition will have a significant detrimental impact on the operation of Indian
River Plaza.


Downers Grove Building Partnership
    The Partnership has contributed a total of $1,900,000 to, and owns a 66-2/3% interest in, Downers Grove Building Partnership (the
"Building Partnership"). The remaining 33-1/3% interest in the Building Partnership is held by a non-affiliate of the General
Partners. The Building Partnership owns a 56,449 square foot two-story office and laboratory building (the "Downers Grove Building"). The
Downers Grove Building was leased to Reichhold Chemicals, Inc.
(Reichhold), on a 15 year triple net lease, which provided for bi-annual escalations of 8%, and expiration on February 2, 2002. The
Partnership has consolidated the assets and operations of the Building
Partnership as of and for the years ended December 31, 1995, 1994 and 1993.

    In November 1994, Reichhold vacated the Downers Grove Building.  In connection with the termination of their lease, two annuity contracts were purchased by Reichhold in the amount of $2,500,000.  The annuity contracts were subsequently assigned to the Building Partnership to collateralize payment of the lease termination fee.  The annuity contracts provide for payments beginning December 1, 1994, through
November 1, 2001.  Costs of $843,031, reflecting previously deferred rents receivable, were expensed as a result of the termination.  The net amount of $1,656,969 was recognized as income in 1994.  The total principal payments to be received from the annuities in 1996 aggregate
$664,256 and are included in rents and other receivables,  $1,043,374 is included in deferred rents receivable on the consolidated balance sheet, and is expected to be received in the years 1997 through 2001.
During 1995 and 1994, the Building Partnership recognized $107,031 and
$10,301, respectively, of interest income relating to the annuity contracts.

    The total amount of the two annuity contracts was determined based on negotiations with Reichhold Chemicals, the previous tenant, and the lender on the property. Reichhold had been committed under a lease which lasted through 2002, with a provision to terminate the lease early upon payment of a lease termination penalty. Reichhold wanted to terminate the lease and the parties had agreed to allow Reichhold to terminate the lease in exchange for a total payment of $2,500,000.
However, the funds were utilized to purchase the annuity contracts.
These annuities would provide a steady stream of cash flow, adequate to service the mortgage obligations.

    A replacement tenant had been found for the property but due to a soft real estate market the rental amounts the new tenant was willing to pay were less than the lease commitments of Reichhold. The total
$2,500,000 lease termination payment was secured by two annuity contracts which would be paid out over the remaining lease term of the Reichhold Lease. The monthly payments from the annuity, when combined with the rental of the new replacement tenant, provides for a total revenue stream equal to or in excess of the amounts that would be due under the original Reichhold lease.

     In years subsequent to 1994, income will be recognized from the payment of rent by the new tenant, and interest earned on the balance of the annuity which has not been paid out. Total payments from the annuity in 1995 totaled $840,000 of which $107,031 represented interest income and the remainder was treated as payment of rents receivable.
Total payments in 1996 are expected to be $740,927 of which $76,477 represents interest income. Annual payments in years 1997 through 2000 are expected to be $245,563 per year with interest income of $57,473 in 1997, $45,872 in 1998, $33,566 in 1999 and $20,480 in 2000. The total payments in 2001 are expected to aggregate $225,100 of which $6,598 represents interest.

Scheduled monthly payments due under the new lease are as follows:
               11/1/96 - 11/30/97  $37,701
               12/1/97 - 11/30/01  $42,413
               12/1/01 - 11/30/04  $56,551

     The Downers Grove Building is managed by an unaffiliated entity under an initial five year management agreement which provided for fixed management fees of $9,000 per year through 1990 and $11,000 per year through 1993. Thereafter the management agreement will continue in effect from year to year, unless and until terminated, for a management fee of $13,000 per year.

     The Downers Grove Building is located in the western suburbs of Chicago. The west suburban office market contains over 15 million square feet of office space which is competition for the property. The market had experienced vacancy rates of over 20% for most of the late
1980's and early 1990's. There has been very little new construction in the marketplace, since 1988, and the vacancy rate in the area is now close to 12%. Since the Downers Grove Building has been occupied under long term leases, the falling market rental rates has not adversely effected the lease income. Market rental rates have begun rising over the last two years, as the overall vacancy rate for the area began to decline.

Sycamore Mall Associates
     On October 26, 1990, the Partnership contributed $1,075,000 to acquire a 25.2% general partnership interest in Sycamore Mall
Associates, a general partnership formed to acquire the Sycamore Mall
Shopping Center in Iowa City, Iowa. The property, situated on an approximate 21.2 acre site, includes a main building containing 213,206 square feet and an out parcel building containing 27,000 square feet.
A 14,000 square foot parcel which contains a 4,590 square foot building is under a ground lease. Sycamore Mall Associates acquired the property on October 26, 1990 for a purchase price of $9,400,000, subject to a purchase money note of $5,140,000 bearing interest at 10% payable interest only until maturity on October 26, 1995. On August 8, 1991, Sycamore Mall Associates obtained a first mortgage in the amount of $5,140,000 which bore interest at a rate of 9.625% payable in monthly installments of principal and interest of $45,355 commencing
October 1, 1991 for 60 months until September 30, 1996. The proceeds of this first mortgage were used to repay the original purchase money note. In October 1995, the first mortgage loan was modified. The terms of the modification reduced the interest rate to 8.125%, reduced the monthly payments of principal and interest to $44,375 and extended the maturity to March 1, 2002.

     First Dearborn Income Properties L.P. II, a public limited partnership affiliated with the General Partners of the Partnership, and First Dearborn Sycamore Associates Limited Partnership ("FDSALP"), a privately offered limited partnership also affiliated with the General Partners, are the joint venture partners in Sycamore Mall
Associates and contributed a total of $1,075,000 and $910,000 for 25.24% and 21.36% of the general partner interests, respectively. The terms of the Sycamore Mall Associates partnership agreement provide that cash flow, sale or refinancing proceeds and profit and loss will be distributed or allocated in proportion to the partner's ownership interests.

     The property is managed by an affiliate of the General Partners and an affiliate of the seller under a five year management agreement that provides for a fee equal to 5% of the effective gross income, of which 1% is paid to an affiliate of the General Partners. During 1995, 1994 and 1993 the property incurred management fees of $97,270, $88,306 and $87,325, respectively.

     Sycamore Mall is located in Iowa City, Iowa. There has been discussion of a new regional shopping center being planned in the area.
There are no definite announcements of construction, however the proposed location would create additional competition for Sycamore
Mall. As a precautionary measure, Sycamore Mall Associates has reduced distributions to its partners. It is believed that the additional working capital may be necessary if additional retail space, that would compete with Sycamore Mall, is constructed. There are no definite plans for improvements to the property, at this time. Distributions to the Partnership in 1995 were $89,940 as compared to $116,262 in 1994.

Affiliated Transactions
     A description of the terms of transactions between the Partnership and affiliates of the General Partners is set forth in Item 11 below to which reference is hereby made.


Item 2.  Properties

The Partnership owns through joint venture partnerships the properties referred to in Item 1. The three properties, that the Partnership has an interest in, are described below:

Sycamore Mall Associates
The property is a retail shopping center located in Iowa City, Iowa, and is situated on an approximate 21.2 acre site. It includes a main building containing 213,206 square feet and an out parcel building containing 27,000 square feet. A 14,000 square foot parcel which contains a 4,590 square foot building is under a ground lease to McDonalds. The property is owned fee simple by a partnership of which the Partnership is a partner. It is subject to a first mortgage in the amount of $4,870,823 which bears interest at a rate of 8.125% payable in monthly installments of principal and interest of $44,375 until March 1, 2002, when the balance comes due.

The major tenants are Sears and Von Maur which occupy approximately 34% and 17%, respectively, of the net rentable area. Occupancy at Sycamore
Mall has remained in the 94% - 99% range during the last five years.
The Sears lease expires in 2002 and the annual rent is approximately
$109,000. The Von Maur lease expires in 2009 and the annual rent is approximately $210,000. Average total rents received per square foot at the property during the last three years are $8.14 in 1995, $7.42 in 1994, $7.34 in 1993.

Sycamore Mall is located in Iowa City, Iowa. There has been discussion of a new regional shopping center being planned in the area. There are no definite announcements of construction, however, if such a center was developed at the proposed location, such a development would create additional competition for Sycamore Mall. As a precautionary measure, Sycamore Mall Associates has reduced distributions to its partners in order to maintain its working capital reserves. It is believed that the additional working capital may be necessary if additional retail space, that would compete with Sycamore Mall, is constructed. The
Partnership has no definite plans for improvements to the property at this.

The following table illustrates the scheduled lease expirations for Sycamore Mall, over the next ten years:

                     # of                            % of total
          leases expiring  square feet  annual rent  annual rent
          1996        9       7,259     $   45,450      4.2%
          1997        9      37,989     $  180,031     16.8%
          1998        7      19,911     $  245,073     22.8%
          1999        6      21,200     $  127,739     11.8%
          2000        1       2,800     $   33,600      3.1%
          2001        -           -              -         -
          2002        4      89,428     $  210,449     19.6%
          2003        -           -              -         -
          2004        1       3,464     $   45,032      4.2%
          2005        -           -              -         -

Management believes that the Sycamore Mall property has adequate insurance coverage.

Indian River Plaza
On November 30, 1986, the Partnership purchased an interest in Indian River Plaza, a 147,111 gross leaseable square foot shopping center on U.S. Highway 1 in Vero Beach, Florida. The Partnership's ownership of Indian River Plaza was effected through its 1% partnership interest in Vero Beach Associates (the "Operating Partnership") which holds fee title to the property. An affiliate of the Managing General Partner purchased the remaining 99% interest in the Operating Partnership. In May 1987, upon the sale of a sufficient number of Units, the Partnership made an additional capital contribution to increase its interest in the Operating Partnership. The Partnership's interest in the cash distributions and allocations for Federal income tax purposes of all losses of the Operating Partnership and of profits of the Operating Partnership from the sale or refinancing of the property is 99.9%, and its interest in the allocation of profits from operations of the Operating Partnership for Federal income tax purposes is 98%. At December 31, 1995, the Partnership had made capital contributions aggregating $4,710,642 to the Operating Partnership.

Indian River Plaza is encumbered by a first mortgage with an original amount of $5,000,000 ($4,586,796 outstanding on December 31, 1995), bearing interest at 9%, amortized over 30 years payable in monthly installments of principal and interest of $40,250 until maturity on July 1, 1997 when the remaining principal balance of $4,474,527 is payable; secured by the real and personal property of Indian River Plaza.

The major tenants are K Mart and Publix which occupy approximately 56% and 25%, respectively, of the property's net leaseable area. Occupancy at Indian River Plaza has remained in the 96% - 100% range during the last five years. The K Mart lease expires in 2004 and the annual rent is approximately $220,000. The Publix lease expires in 1999 and the annual rent is approximately $125,000. Average total rent received per square foot at the property during the last three years were $6.78 in 1995, $6.50 in 1994, $5.90 in 1993.

The following table illustrates the scheduled lease expirations for Indian River Plaza, over the next ten years:

                     # of                               % of total
          leases expiring   square feet   annual rent   annual rent
          1996        4        7,009      $  70,881     11.1%
          1997        1        1,200      $  11,100      1.7%
          1998        2        4,951      $  53,109      8.3%
          1999        1       36,464      $ 127,623     20.0%
          2000        2        5,040      $  39,656      6.2%
          2001        -            -              -         -
          2002        -            -              -         -
          2003        -            -              -         -
          2004        2       82,922      $ 289,743     45.5%
          2005        -            -              -         -

Management believes that the Indian River Plaza property has adequate insurance coverage.

Downers Grove Building
The Partnership has contributed a total of $1,900,000 to, and owns a 66-2/3% interest in, Downers Grove Building Partnership (the "Building Partnership"). The remaining 33-1/3% interest in the Building Partnership is held by a non affiliate of the General Partners. The Building Partnership owns a 56,449 square foot two-story office and laboratory building (the "Downers Grove Building"). The Downers Grove Building was leased to Reichhold Chemicals, Inc. ("Reichhold"), on a 15 year triple net lease, which provided for bi-annual escalations of 8%, and expiration on February 2, 2002. The Partnership has consolidated the assets and operations of the Building Partnership as of and for the years ended December 31, 1995, 1994 and 1993.

The property is owned fee simple by a partnership of which the Partnership is a partner. It is subject to a first mortgage in the amount of $4,586,044, bearing interest at 9.125%, payable in monthly installments of interest only of $34,873 from August 1, 1995, through February 1, 1996; principal and interest of $55,170 from March 1, 1996 through August 1, 1998; and principal and interest of $58,405 from September 1, 1998 until August 1, 2005 when the remaining principal balance is due; secured by the real and personal property of the Downers Grove Building.

The Downers Grove Building is a single tenant building. The property has been 100% occupied for the last five years. The current tenant is a subsidiary of Amoco Oil, and is obligated under the lease until 2004.

Management believes that the Downers Grove property has adequate insurance coverage.


     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                                   1994                  1995
                          at    at    at    at    at    at    at    at
                         03/31 06/30 09/30 12/31 03/31 06/30 09/30 12/31
          Indian River Plaza
          Vero Beach,
          Florida         99%   99%  100%   99%   99%   99%   99%   97%

          Downers Grove Building
          Downers Grove,
          Illinois       100%  100%  100%  100%  100%  100%  100%  100%

          Sycamore Mall
          Iowa City,
          Iowa            96%   99%   97%   97%   99%   98%   97%   97%

Item 3.  Legal Proceedings

     The Partnership is not aware of any material pending legal proceedings to which it or its properties are subject.

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

     As of December 31, 1995, there were 1,381 Limited Partners holding 20,468.5 Units. There is no public market for Units and it is not anticipated that a public market for Units will develop. Pursuant to the terms of the Limited Partnership Agreement of the Partnership (the "Partnership Agreement"), there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to the substitution of a Limited Partner.

Distributions to Limited Partners, through December 31, 1995, have totaled $2,917,472 since the Partnership's formation. This is approximately $142.53 of cash distributions per Unit. Each Unit originally sold for $500 and the offering was closed on November 15, 1988. Reference is made to Item 6 herein for a summary of annual cash distributions, per Unit, made to the Limited Partners.

Item 6.  Selected Financial Data

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

             December 31, 1995, 1994, 1993, 1992, and 1991

             (not covered by Independent Auditors' Report)


                       1995         1994       1993       1992       1991
Total revenues         $ 1,579,111   3,495,931  1,772,834  1,810,066  1,755,999

Operating income (loss)$ (267,289)   1,721,130   (40,396)   (27,324)  (251,008)

Partnership's share of operations of
  unconsolidated ventures   67,587      51,758     56,220    48,336      63,550

Venture partners' share of
  consolidated ventures'
  operations                65,054   (614,111)   (62,400)  (49,028)    (45,072)

Net income (loss)      $ (134,648)   1,158,777   (46,576)  (28,016)   (232,530)

Net income (loss)
 per Unit (a)          $    (6.51)       56.05     (2.25)    (1.36)     (11.25)

Total assets           $16,959,731  17,726,940 16,531,557 16,919,254 17,437,305

Long-term debt         $ 8,889,627   4,586,785  4,653,667  9,714,771  9,770,686

Cash distributions
 per Unit (a)             $  11.26       14.96      13.54      17.52      18.11


            The above selected financial data should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere in this annual report.

   (a) The net income (loss) per Unit and cash distributions per Unit are based on the number of Units outstanding at the end of each period (20,468.5.)


Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Liquidity and Capital Resources:

      On February 25, 1987 the Partnership commenced a public offering of $10,000,000 of Units (subject to increase to $15,000,000 of Units) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, with the offering terminating November 15, 1988. A total of 20,468.5 Units were issued to the public in the offering, resulting in gross proceeds of $10,234,250 and net proceeds of $8,800,461 after the deduction of offering costs. No additional Units are to be offered.

       At December 31, 1995, the Partnership had cash and cash equivalents of $394,223 as compared to $509,641 as of December 31, 1994. The decrease in cash and cash equivalents is primarily a result of net cash used in financing activities exceeding net cash provided by operations. Cash provided by operations decreased $223,691 from the prior year primarily due to the timing of receipt of certain payments under the terms of the Reichhold termination agreement.. Distributions to venture partners decreased $54,468 from the prior year as a result of suspending distributions from Vero Beach Associates and the Downers Grove property. Distributions are expected to begin in 1996.
Distributions to limited partners decreased $75,731 from the prior year.

      In October 1995, the first mortgage loan at Sycamore Mall was modified. The terms of the modification reduced the interest rate to 8.125% from 9.625%, reduced the monthly payments of principal and interest to $44,375 from $45,355 and extended the maturity date from September 30, 1996 to March 1, 2002. In August 1995, the first mortgage at the Downers Grove property was modified, increasing the interest rate to 9.125% from 8.5%, and extending the maturity date from September 1, 1995 to August 1, 2005. The mortgage loan on the Vero Beach property matures in July 1997.

     In November 1994, Reichhold vacated the Downers Grove Building.
In connection with the termination of their lease, two annuity contracts were purchased by Reichhold in the amount of $2,500,000. The annuity contracts were subsequently assigned to the Building Partnership to collateralize payment of the lease termination fee. The annuity contracts provide for payments beginning December 1, 1994, through November 1, 2001. Costs of $843,031, reflecting previously deferred rents receivable, were expensed as a result of the termination. The net amount of $1,656,969 was recognized as income in 1994. The total principal payments to be received from the annuities in 1996 aggregate $664,256 and are included in rents and other receivables; $1,043,374 is included in deferred rents receivable on the consolidated balance sheet, and is expected to be received in the years 1997 through 2001. During 1995 and 1994, the Building Partnership recognized $107,031 and $10,301, respectively, of interest income relating to the annuity contracts.

      As the Partnership intends to distribute all "net cash receipts" and "sales proceeds" in accordance with the terms of the Partnership Agreement, and does not intend to reinvest any such proceeds, the
Partnership is intended to be self-liquidating in nature. The Partnership's future source of liquidity and distributable capital is expected to come from cash generated by the Partnership's investment properties and from the sale and refinancing of such properties. To the extent a property does not generate adequate cash flow to meet its working capital requirements, the Partnership may (i) withdraw funds from the working capital reserve it maintains, (ii) fund such shortfall from excess cash generated by other properties owned by it, or (iii) pursue outside financing sources. However, the Partnership may decide not to, or may not be able to, commit additional funds to certain of its investment properties. Nonetheless, it is anticipated that the current and future capital resources of the Partnership will be adequate to fund currently anticipated short and long-term requirements of its investment portfolio taken as a whole.

      There are certain risks and uncertainties associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     In response to the weakness of the U.S. economy in general and the problems experienced by the real estate industry in particular, the Partnership is taking steps to preserve its working capital during the current economic slowdown. Therefore, the Partnership carefully scrutinizes the appropriateness of any possible discretionary expenditures, particularly as such expenditures relate to the amount of working capital reserves the Partnership has available. By conserving working capital, the Partnership expect to be in a better position to meet future needs of its properties without having to rely on external financing sources.

Results of Operations:

      The results of operations for the years ended December 31, 1995, December 31, 1994 and December 31, 1993 reflect the consolidated operations of the Partnership and its consolidated ventures, Vero Beach Associates (the "Vero Partnership") and Downers Grove Building Partnership (the "Building Partnership") and its equity investment in Sycamore Mall Associates (the "Sycamore Partnership"). The results of operations of the Vero Partnership reflect the operations of the Indian River Plaza Shopping Center. The results of operations of the Building Partnership reflect the operations of the Downers Grove Building. The equity investment in the Sycamore Partnership reflects the
Partnership's  share  of the operations of the Sycamore  Mall  Shopping
Center.

Changes from 1994 to 1995:

     In 1994, the Partnership had net income of $1,158,777 as compared to a net loss of $134,648 in 1995. This significant decrease in net income is attributable to the termination of the lease with Reichhold at the Downers Grove property, in 1994. As a result of the lease termination, the Partnership recognized $1,656,969 in non-recurring revenue. The venture partners' share of consolidated ventures' operations decreased $679,165, primarily as a result of recognition of the termination fee in income in 1994. The $1,293,425 overall decrease in net income is primarily attributable to the net effect of the lease termination transaction.

     The $364,036 decrease in rental income primarily resulted from the decrease in rental income at the Downers Grove property. The Partnership's interest income increased to $125,351 in 1995 from $21,557 in 1994. The increase is primarily attributable to interest earned on the annuity contracts relating to the Downers Grove property.

     Property operating expenses increased $101,282 (34%) from $295,739 in 1994 to $397,021 in 1995, primarily as a result of a additional costs incurred at the Downers Grove property related to the replacement of the building's tenant.

     Interest expense decreased $35,576 (4%) from $857,152 in 1994 to $821,576 in 1995. The decrease is a result of the reduction in mortgage indebtedness in the amount of $270,882 which occurred throughout the year.

      The  Partnership's share of operations of unconsolidated  venture
increased $15,829 (31%) from $51,758 in 1994 to $67,587 in 1995.   This
increase is attributable to improved operations at Sycamore Mall.


Changes from 1993 to 1994:

     In 1994, the Partnership had net income of $1,158,777 as compared to a net loss of $46,576 in 1993. This significant improvement in net income is attributable to the termination of the lease with Reichhold at the Downers Grove property. As a result of the lease termination, the Partnership recognized $1,656,969 in non-recurring revenue. The venture partners' share of consolidated ventures' operations increased $551,711 as a result of the termination fee. The $1,205,353 increase in net income is primarily attributable to the net effect of the lease termination transaction.

      The $56,855 increase in rental income resulted from increased revenues at Indian River Plaza in Vero Beach. The Partnership's interest income increased from $5,982 in 1993 to $21,557 in 1994. The increase is attributable to an increase in funds available for investment and interest earned on the annuity contracts.

      Property operating expenses increased $20,446 from $275,293 in 1993 to $295,739 in 1994, primarily as a result of a $5,557 increase in property taxes at Indian River Plaza in Vero Beach and an increase in operating expenses at the Downers Grove property which are related to the replacement of the building's tenant. Interest expense decreased $44,518 as a result of a reduction in long - term debt at the Downers Grove property.

      The  Partnership's share of operations of unconsolidated  venture
decreased  $4,462  from  $56,220 in 1993  to  $51,758  in  1994.   This
decrease is largely attributable to operations at Sycamore Mall.


Inflation:

      The Partnership has completed its ninth full year of operations. During the last nine years the annual inflation rate has ranged from 3.01% to 5.40% with an average of 4.21%. The effect which inflation has had on income from operations is minimal primarily due to the weak real estate market.

      Inflation in future periods may increase rental income levels (from leases to new tenants or renewals of existing leases) in accordance with normal market conditions. Such increases in rental income should offset most of the adverse impact that inflation has on property operating expenses with little effect on operating income. Continued inflation may also tend to cause capital appreciation of the Partnership's investment properties over a period of time as rental rates and replacement costs of properties continue to increase.

Asset Impairment:

     Under the Partnership's current impairment policy, provisions for value impairment are recorded with respect to investment properties pursuant to the basic principles of Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of". Therefore, the Partnership does not anticipate any effect on its consolidated financial statements upon full adoption of SFAS 121 as required in the first quarter of 1996.

     Certain investment properties are pledged as security for the long-term debt, for which there is no recourse to the Partnership, as described in Note 3 of the Notes to Consolidated Financial Statements.

Item 8.  Financial Statements and Supplementary Data

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                                 INDEX

                                                                  Page (s)

Independent Auditors' Report                                         14

Consolidated Balance Sheets, December 31, 1995 and 1994            15 - 16

Consolidated Statements of Operations,
   Years ended December 31, 1995, 1994 and 1993                      17

Consolidated Statements of Partners' Capital Accounts
  (Deficits), Years ended December 31, 1995, 1994 and 1993           18

Consolidated Statements of Cash Flows,
  Years ended December 31, 1995, 1994 and 1993                       19

Notes to Consolidated Financial Statements                         20 - 26



Schedule

Consolidated Real Estate and Accumulated Depreciation                III

Schedules not filed:

All   schedules   other  than  those indicated in the index  have  been
omitted as the required information is inapplicable or the information is presented in the financial statements or the related notes.

                     Independent Auditors' Report

The Partners
First Dearborn Income Properties L.P.:

We have audited the consolidated financial statements of First Dearborn Income Properties L.P. (a limited partnership) and consolidated ventures as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Dearborn Income Properties L.P. and consolidated ventures as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the year-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG Peat Marwick LLP
Chicago, Illinois
March 8, 1996

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                      Consolidated Balance Sheets

                      December 31, 1995 and 1994

                                Assets

                                        1995            1994
Current assets:
     Cash and cash equivalents (note 1) $   394,223        509,641
     Rents and other receivables            939,304        940,710
     Due from affiliates                      2,014          5,037
     Prepaid expenses                         9,073          9,007

          Total current assets            1,344,614      1,464,395

Investment properties, at cost (note 2):
     Land                                 2,273,114      2,273,114
     Buildings and improvements          15,594,670     15,585,295
                                         17,867,784     17,858,409
     Less accumulated depreciation      (4,809,502)    (4,316,293)
                                         13,058,282     13,542,116

Investment in unconsolidated venture,
  at equity (notes 2 and 7)                 915,594        937,948
Deferred rents receivable                 1,537,569      1,745,646
Deferred loan costs                         103,672         36,835

Total assets                            $16,959,731     17,726,940













     See accompanying notes to Consolidated Financial Statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                Consolidated Balance Sheets - Continued

                      December 31, 1995 and 1994

         Liabilities and Partners' Capital Accounts (Deficits)

                                               1995           1994
Current liabilities:
     Accounts payable and accrued expenses         209,208        213,738
     Due to affiliates (note 6)                    238,190        220,689
     Accrued interest                               69,274         68,832
     Current portion of long-term debt  (note 3)   283,213      4,856,937

          Total current liabilities                799,885      5,360,196

Long-term liabilities:
     Long-term debt (note 3)                     8,889,627      4,586,785
     Venture partners' equity in
        consolidated ventures (note 2)           1,301,012      1,356,596
     Deposits                                       29,924        118,947
         Total long-term liabilities            10,220,563      6,062,328

          Total liabilities                     11,020,448     11,422,524

Partners' capital accounts (notes 1 and 4):
     General partners - cumulative net income          489          1,835
          Total general partner capital                489          1,835

     Limited partners:
          Capital contributions                  8,800,461      8,800,461
          Cumulative net income                     55,805        189,107
          Cumulative cash distributions         (2,917,472)    (2,686,987)
           Total limited partner capital         5,938,794      6,302,581

          Total partners' capital accounts       5,939,283      6,304,416

Commitments and contingencies (notes 2 and 6)

Total Liabilities and Partners' Capital         16,959,731     17,726,940



     See accompanying notes to Consolidated Financial Statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                 Consolidated Statements of Operations

             Years ended December 31, 1995, 1994, and 1993


                                          1995        1994        1993
Revenues:
     Rental income                        1,362,917   1,726,953   1,670,098
     Tenant charges                          90,843      90,452      96,754
     Termination fee, net of related costs        -   1,656,969           -
     Interest income                        125,351      21,557       5,982

          Total revenues                  1,579,111   3,495,931   1,772,834

Expenses:
     Property operating expenses            397,021     295,739     275,293
     Interest                               821,576     857,152     901,670
     Depreciation                           493,209     494,491     501,660
     Amortization                            21,908      20,893      21,245
     General and administrative expenses    112,686     106,526     113,362

          Total expenses                  1,846,400   1,774,801   1,813,230

Operating income (loss)                    (267,289)  1,721,130     (40,396)

Partnership's share of operations
    of unconsolidated venture                67,587      51,758      56,220

Venture partners' share of consolidated
  ventures' operations (note 1)              65,054    (614,111)    (62,400)

Net income (loss)                          (134,648)  1,158,777     (46,576)

Net income (loss)
   per limited partnership unit (note 1)      (6.51)      56.05       (2.25)

Cash distribution
   per limited partnership unit               11.26       14.96       13.54





     See accompanying notes to Consolidated Financial Statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

   Consolidated Statements of Partners' Capital Accounts (Deficits)

             Years ended December 31, 1995, 1994 and 1993

                   General Partners       Limited Partners (20,468.5 Units)
                                   Contributions,            Cash
                Net income            net of     Net income distrib-
                    (loss)    Total   costs      (loss)     utions    Total
Balance (deficit)
at December 31, 1992 (9,287) (9,287) 8,800,461  (911,972) (2,103,551) 5,784,938

Net loss               (466)   (466)         -   (46,110)          -    (46,110)
Cash distributions        -       -          -         -    (277,220)  (277,220)

Balance (deficit)
at December 31, 1993 (9,753) (9,753) 8,800,461  (958,082) (2,380,771) 5,461,608

Net income           11,588  11,588          - 1,147,189           -  1,147,189
Cash distributions        -       -          -         -    (306,216)  (306,216)

Balance (deficit)
at December 31, 1994  1,835   1,835  8,800,461   189,107  (2,686,987) 6,302,581

Net loss             (1,346) (1,346)         -  (133,302)          -   (133,302)
Cash distributions        -       -          -         -    (230,485)  (230,485)

Balance (deficit)
at December 31, 1995    489     489  8,800,461    55,805  (2,917,472) 5,938,794









     See accompanying notes to Consolidated Financial Statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                 Consolidated Statements of Cash Flows

             Years ended December 31, 1995, 1994 and 1993

                                         1995      1994      1993
Cash flows from operating activities:
  Net income (loss)                         (134,648)  1,158,777    (46,576)
  Items not requiring cash or cash equivalents:
     Depreciation                            493,209     494,491    501,660
     Amortization                             21,908      20,893     21,245
     Partnership's share of operations of
       unconsolidated venture                 22,354      64,504     28,113
     Venture partners' share of consolidated
       ventures' operations                  (65,054)    614,111     62,400

  Changes in:
     Rents and other receivables               1,406    (750,431)   (10,804)
     Due from affiliates                       3,023      (1,785)      (720)
     Prepaid expense                             (66)      1,153       (386)
     Deferred rents receivable               208,077    (948,166)   (58,803)
     Accounts payable and accrued expenses    (4,530)       (616)     8,178
     Due to affiliates                        17,501      15,945     18,910
     Accrued interest                            442      (6,111)      (420)
     Unearned revenues                             -     (71,245)     9,277
     Deposits                                (89,023)    106,770      3,680
Net cash provided by operating activitie     474,599     698,290    535,754

Cash flows from investing activities-
  additions to investment property            (9,375)     (9,026)   (11,899)
Net cash used in investing activities         (9,375)     (9,026)   (11,899)

Cash flows from financing activities:
  Payment of deferred loan costs             (88,745)    (10,138)         -
  Venture partners' distributions
     from consolidated ventures                9,470     (44,998)  (110,008)
  Distributions to limited partners         (230,485)   (306,216)  (277,220)
  Principal payments on long-term debt      (270,882)   (271,034)   (55,918)
Net cash used in financing activities       (580,642)   (632,386)  (443,146)

Net increase (decrease) in cash
   and cash equivalents                     (115,418)     56,878     80,709

Cash and cash equivalents at
          beginning of year                  509,641     452,763    372,054

Cash and cash equivalents at end of year     394,223     509,641    452,763

Supplemental disclosure of cash flow information-
  cash paid for mortgage and other interest  821,134     863,263    902,090

     See accompanying notes to Consolidated Financial Statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

              Notes to Consolidated Financial Statements

                   December 31, 1995, 1994 and 1993

(1)  Organization and Basis of Accounting

     The Partnership was formed under the Delaware Revised Uniform Limited Partnership Act by the recording of a Certificate of Limited Partnership as of October 1, 1986. The Initial Limited Partner (an affiliate of the Managing General Partner) contributed $1,000 and withdrew as a Limited Partner upon the admission of the first additional Limited Partners on May 21, 1987 when the initial closing of
the offering was consummated.   The Agreement of Limited Partnership
authorized the issuance of up to 20,000 additional Units (subject to increase by an additional 10,000 Units) at $500 per Unit. A total of 20,468.5 Units were subscribed for and issued between February 25, 1987 and November 15, 1988. The offering terminated on November 15, 1988.

     For the years ended December 31, 1995, 1994 and 1993, the accompanying Consolidated Financial Statements include the accounts of the Partnership and its Consolidated Ventures - Vero Beach Associates and Downers Grove Building Partnership, and its equity investment in Sycamore Mall Associates. The effect of all transactions between the Partnership and the Consolidated Ventures has been eliminated.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying Consolidated Financial Statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded for the Partnership. The net effect of these is as follows:

                                           (unaudited)           (unaudited)
                                 1995        1995        1994        1994
                                 GAAP        Tax         GAAP        Tax
                                 Basis       Basis       Basis       Basis
Total assets                     16,959,731   5,460,474  17,726,940   5,655,998

Partners' capital accounts (deficits):
    General partners                    489     (22,697)      1,835     (21,456)
    Limited partners              5,938,794   5,300,701   6,302,581   5,456,767

Net income (loss):
  General partners                   (1,346)     (1,241)     11,588      (2,026)
  Limited partners                 (133,302)     18,709   1,147,189     (84,725)

Net income (loss) per limited
  partnership unit                    (6.51)       0.91       56.05       (4.14)

     The net income (loss) per limited partnership unit presented is based on the limited partnership units outstanding at the end of each period (20,468.5).

     The Partnership's distributions from its unconsolidated venture are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such investments, with an original maturity of three months or less ($237,206 and $187,663 at December 31, 1995 and 1994, respectively), as cash equivalents.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


(2)  Venture Agreements

     (a)  General

     The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $7,685,642 through December 31, 1995. The Partnership has acquired, through these ventures, interests in two shopping centers and an office building.

     (b)  Vero Beach Associates

     On November 30, 1986, the Partnership purchased an interest in Indian River Plaza, a 147,111 gross leaseable square foot shopping center on U.S. Highway 1 in Vero Beach, Florida. The Partnership's ownership of Indian River Plaza was effected through its 1% partnership interest in Vero Beach Associates (the "Operating Partnership") which holds fee title to the property. An affiliate of the Managing General Partner purchased the remaining 99% interest in the Operating Partnership. In May 1987, upon the sale of a sufficient number of Units, the Partnership made an additional capital contribution to increase its interest in the Operating Partnership. The Partnership's interest in the cash distributions and allocations for Federal income tax purposes of all losses of the Operating Partnership and of profits of the Operating Partnership from the sale or refinancing of the property is 99.9%, and its interest in the allocation of profits from operations of the Operating Partnership for Federal income tax purposes is 98%. At December 31, 1995, the Partnership had made capital contributions aggregating $4,710,642 to the Operating Partnership.

     The property is managed by an affiliate of the seller under a management agreement that provided for a fee equal to 3% of effective gross income and deferral of such fee, without interest through 1995, in the event scheduled cash flow requirements are not achieved. During 1991, the management agreement was amended to provide for a fee equal to 3% of operating income, payable on a monthly basis. Management fees deferred pursuant to the original management agreement aggregate $105,952 at December 31, 1995 and 1994.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued

(c)  Downers Grove Building Partnership

    The Partnership has contributed a total of $1,900,000 to, and owns a 66-2/3% interest in, Downers Grove Building Partnership (the "Building Partnership"). The remaining 33-1/3% interest in the Building Partnership is held by a non-affiliate of the General Partners. The Building Partnership owns a 56,449 square foot two-story office and laboratory building (the "Downers Grove Building"). The Downers Grove Building was leased to Reichhold Chemicals, Inc. (Reichhold), on a 15 year triple net lease, which provided for bi-annual escalations of 8%, and expiration on February 2, 2002. The Partnership has consolidated the assets and operations of the Building Partnership as of and for the years ended December 31, 1995, 1994 and 1993.

     In November 1994, Reichhold vacated the Downers Grove Building.
In connection with the termination of their lease, two annuity contracts were purchased by Reichhold in the amount of $2,500,000. The annuity contracts were subsequently assigned to the Building Partnership to collateralize payment of the lease termination fee. The annuity contracts provide for payments beginning December 1, 1994, through November 1, 2001. Costs of $843,031, reflecting previously deferred rents receivable, were expensed as a result of the termination. The net amount of $1,656,969 was recognized as income in 1994. The total principal payments to be received from the annuities in 1996 aggregate $664,256 and are included in rents and other receivables; $1,043,374 is included in deferred rents receivable on the consolidated balance sheet, and is expected to be received in the years 1997 through 2001. During 1995 and 1994, the Building Partnership recognized $107,031 and $10,301, respectively, of interest income relating to the annuity contracts.

     The Downers Grove Building is managed by an unaffiliated entity under an initial five year management agreement which provided for fixed management fees of $9,000 per year through 1990 and $11,000 per year through 1993. Thereafter the management agreement will continue in effect from year to year, unless and until terminated, for a management fee of $13,000 per year.


     (d)  Sycamore Mall Associates

On October 26, 1990, the Partnership contributed $1,075,000 to acquire a 25.24% general partnership interest in Sycamore Mall Associates, a general partnership formed to acquire the Sycamore Mall Shopping Center in Iowa City, Iowa. The property, situated on an approximate 21.2 acre site, includes a main building containing 213,206 square feet and an out parcel building containing 27,000 square feet. A 14,000 square foot parcel which contains a 4,590 square foot building is under a ground lease. Sycamore Mall Associates acquired the property on October 26, 1990 for a purchase price of $9,400,000, subject to a purchase money note of $5,140,000 bearing interest at 10% payable interest only until maturity on October 26, 1995. On August 8, 1991, Sycamore Mall Associates obtained a first mortgage in the amount of $5,140,000 which bore interest at a rate of 9.625% payable in monthly installments of principal and interest of $45,355 commencing October 1, 1991 for 60 months until September 30, 1996. The proceeds of this first mortgage were used to repay the original purchase money note. In October 1995, the first mortgage loan was modified. The terms of the modification reduced the interest rate to 8.125%, reduced the monthly payments of principal and interest to $44,375 and extended the maturity to March 1, 2002.

     First Dearborn Income Properties L.P. II, a public limited partnership affiliated with the General Partners of the Partnership, and First Dearborn Sycamore Associates Limited Partnership ("FDSALP"), a privately offered limited partnership also affiliated with the General Partners, are the joint venture partners in Sycamore Mall Associates and contributed a total of $2,275,000 and $910,000 for 53.40% and 21.36% of the general partner interests, respectively.

     The terms of the Sycamore Mall Associates partnership agreement provide that cash flow, sale or refinancing proceeds and profit and loss will be distributed or allocated in proportion to the partner's ownership interests.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued


     The property is managed by an affiliate of the General Partners and an affiliate of the seller under a five year management agreement that provides for a fee equal to 5% of the effective gross income, of which 1% is paid to an affiliate of the General Partners. During 1995, 1994 and 1993 the property incurred management fees of $97,270, $88,306 and $87,325, respectively.


(3)  Long-Term Debt

     Long-term debt consists of the following at December 31, 1995 and 1994:

                                                   1995            1994
$5,000,000 mortgage note, bearing interest
at 9%, amortized over 30 years payable in
monthly installments of principal and interest
of $40,250 until maturity on July 1, 1997 when
the remaining principal balance of $4,474,527
is payable; secured by the real and personal
property of Indian River Plaza.                    4,586,796       4,653,680

$5,000,000 mortgage note, bearing interest
at 8.5%, payable in monthly installments of
principal and interest of $64,768 until
March 1, 1995, then $67,951 until
September 1, 1995 when the remaining principal
balance is due; secured by the real and personal
property of the Downers Grove Building.                   -        4,790,042

$4,586,044 mortgage note, bearing interest
at 9.125%, payable in monthly installments of
interest only of $34,873 from August 1, 1995
through February 1, 1996; principal and interest
of $55,170 from March 1, 1996 through
August 1, 1998; and principal and interest
of $58,405 from September 1, 1998 until
August 1, 2005 when the remaining principal
balance is due; secured by the real and personal
property of the Downers Grove Building             4,586,044             -

     Total debt                                    9,172,840       9,443,722

     Less current portion of long-term debt          283,213       4,856,937

     Total long-term debt                          8,889,627       4,586,785

     Five year maturities of long-term debt are as follows:

                          1996    $   283,213
                          1997      4,787,641
                          1998        313,164
                          1999        370,362
                          2000        405,608

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued


(4)  Partnership Agreement

     Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership for Federal income tax purposes from operations generally will be allocated 99% to the Limited Partners and 1% to the General Partners. Net profits for Federal income tax purposes from the sale or refinancing of properties will be allocated
as follows:   (i) first, to the Partners who have a deficit capital
account balance in an amount equal to their deficit balance; (ii) second, to the Limited Partners in an amount equal to their contributed capital plus a stipulated return thereon; and (iii) thereafter, 85% to the Limited Partners and 15% to the General Partners. Net losses from the sale or refinancing of properties will be allocated as follows:
(i) first, to the Partners who have a positive capital account balance in an amount equal to their positive balance; and (ii) thereafter, 99% to the Limited Partners and 1% to the General Partners.

     Operating Cash Flow, as defined in the Partnership Agreement, prior to the date the public offering terminated, was distributed 100% to the Limited Partners. Operating Cash Flow subsequent to termination of the public offering will be distributed during the first five years, 99% to the Limited Partners and 1% to the General Partners and, thereafter, 90% to the Limited Partners and 10% to the General Partners subject to certain limitations. Sale or refinancing proceeds will be distributed 100% to the Limited Partners until the Limited Partners have received their contributed capital plus a stipulated return thereon. Any remaining sale or refinancing proceeds will then be distributed 85% to the Limited Partners and 15% to the General Partners.

     For financial reporting purposes, net profits or losses from operations are allocated 99% to the Limited Partners and 1% to the General Partners. The General Partners are not required to make any capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership.

(5)  Leases

     At December 31, 1995, the Partnership and its Consolidated Ventures' principal assets are a shopping center and an office building. The Partnership has determined that all leases relating to the properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over the estimated useful life of the property. Leases with tenants range in term from two to thirty years and provide for fixed minimum rent and partial to full reimbursement of operating costs. In addition, substantially all leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volume.

     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1995:

        Shopping center:
          Cost                                   $ 9,816,222
          Accumulated depreciation                (2,907,282)
                                                   6,908,940

        Office building:
          Cost                                     8,051,562
          Accumulated depreciation                (1,902,220)
                                                   6,149,342

                     Total                       $13,058,282

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued


     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

                          1996        768,101
                          1997      1,071,263
                          1998      1,076,204
                          1999      1,031,183
                          2000        894,761
                    Thereafter      3,954,465
                                  $ 8,795,977


     Percentage rents (based on tenants' sales volume) included in rental income were $274,615, $227,875 and $166,879 for the years ended December 31, 1995, 1994 and 1993, respectively.

(6)  Transactions with Affiliates

     In connection with the evaluation, investigation, negotiation, selection and purchase of the Partnership's investment properties, affiliates of the General Partners were entitled to receive acquisition fees from the Partnership, equal to 4.85% of the gross proceeds from the offering of Units. As of December 31, 1995, the aggregate amount of acquisition fees earned by affiliates of the General Partners was $496,361, all of which was paid.

     Affiliates of the General Partners are entitled to an annual non-accountable expense reimbursement, subordinated to the Limited Partners' receipt of distributions of Operating Cash Flow equal to 6% per annum, in connection with the management of the Partnership in an amount equal to the greater of .25% of the gross proceeds of the offering or $25,000.

     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership.

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                                   Unpaid  at
                                         1995   1994      1993   Dec.31, 1995
Non-accountable expense
    reimbursement                  25,588      25,588     25,588      228,524

Reimbursement (at cost)
    for administrative services    17,233      17,236     27,057        9,666

                                   42,821      42,824     52,645      238,190

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued


(7)  Investment in Unconsolidated Venture

     Summary financial information for Sycamore Mall Associates as of December 31, 1995 and 1994 is as follows:

                                                  1995           1994
        Current assets                             476,386        371,246
        Current liabilities                       (382,479)      (295,701)

          Working capital                           93,907         75,545

        Deferred expenses                           68,472         35,623
        Ventures partners' equity               (2,420,956)    (2,487,228)
        Investment property, net                 8,043,994      8,265,853
        Long-term debt                          (4,870,823)    (4,951,845)

          Partnership's capital                    915,594        937,948

     Represented by:
          Invested capital                       1,150,913      1,150,913
          Cumulative cash distributions           (569,643)      (479,702)
          Cumulative income                        334,324        266,737

                                                   915,594        937,948

     Total revenues                              1,957,849      1,784,231
     Total expenses                              1,690,073      1,579,166

     Net income                                    267,776        205,065

The total revenues, expenses and net income for the above venture for the year ended December 31, 1993 were $1,767,166, $1,535,205 and
$231,961, respectively.

(8)  Fair Value of Financial Instruments

     The Partnership believes the carrying amount of its financial instruments included in cash and cash equivalents, rents and other receivables and accounts payable and accrued expenses approximates fair value because of the relatively short maturity of these instruments.
In addition, the estimated fair values of deferred rents receivable and long-term debt are not significantly different from the respective carrying values in the accompanying consolidated financial statements.


(9)  Subsequent Event

     In March 1996, the Partnership paid cash distributions of $38,681 to the Limited Partners.

                      FIRST DEARBORN INCOME PROPERTIES L.P.
                             (a limited partnership)
                            and Consolidated Ventures

                                December 31, 1995

                                  Schedule III
              Consolidated Real Estate and Accumulated Depreciation

                                                                            (a)

              Initial Cost to Partnership  Additions    Gross amount of asset at period end
                               Building &   Building &           Building &            Accumulated   Date of      Date Depreciable
          Encumbrance  Land    Improvements Improvements  Land   Improvements   Total  Depreciation Construction Acquired  Lives
Shopping Center                                                                                                  5/21/87
Vero Beach,
Florida    4,586,797    931,905  8,532,052   333,864     960,953   8,855,269  9,816,222  2,907,282    1979       11/30/86 5-30 yrs

Office Building                                                                                       1983
Downers Grove,
Illinois   4,586,043  1,312,161  6,728,640    10,761   1,312,161   6,739,401  8,051,562  1,902,220    1987       2/1/88   5-30 yrs

Total             9,172,840  2,244,066 15,260,692   344,625   2,273,114  15,594,670 17,867,784  4,809,502

(a)  The initial cost represents the original purchase price of the properties.
(b) The aggregate cost of the above real estate at December 31, 1995 for Federal income tax purposes is $16,523,918.

                                      1995        1994        1993
(c)  Reconciliation of real estate owned
            Balance at beginning
                       of period      17,858,409  17,849,383  17,837,484
            Additions                      9,375       9,026      11,899
            Balance at end of period  17,867,784  17,858,409  17,849,383

(d)  Reconciliation of accumulated depreciation
            Balance at beginning
                       of period       4,316,293   3,821,802   3,320,142
            Depreciation expense         493,209     494,491     501,660
            Balance at end of period   4,809,502   4,316,293   3,821,802

Item 9.  Changes In and Disagreements with Accountants
               on Accounting and Financial Disclosure

        None

                               Part III

Item 10.  Directors and Executive Officers of the Registrant

     The General Partners of the Partnership are:

          FDIP, Inc., an Illinois corporation, Managing General
Partner; and FDIP Associates, an Illinois general partnership, Associate General Partner.

     FDIP, Inc., the Managing General Partner, is a corporation formed under the laws of the State of Illinois. Its issued and outstanding shares are owned by Messrs. Bruce H. Block and Robert S. Ross. The officers of the Managing General Partner are Robert S. Ross, President, and Bruce H. Block, Vice President and Secretary. Messrs. Block and Ross are its sole directors.

     FDIP Associates, the Associate General Partner, was formed under
the laws of the State of Illinois and has a nominal net worth.   Its
constituent partners are First Dearborn Partners, an Illinois general partnership formed in January, 1984, whose constituent partners are Messrs. Block and Ross, and Hampshire Syndications, Inc., a New Hampshire corporation. Hampshire Syndications, Inc. is wholly owned by Hampshire Funding, Inc., a New Hampshire corporation, which is a wholly-owned subsidiary of Chubb Life Insurance Company of America. The officers and directors of Hampshire Syndications, Inc. are Ronald R. Angarella, President and Director, Charles C. Cornelio, Vice President, Counsel, Secretary and Director, Frederick H. Condon, Vice President and Director, John A. Weston, Treasurer.

     Messrs. Block and Ross are not affiliated with Chubb Securities Corporation, except that each is affiliated with the Associate General Partner.

      The persons listed below occupy key management position with the General Partners:

     Mr. Bruce H. Block, age 58, has been a principal in numerous real estate ventures which own, have an interest in, or have owned various types of property that have included apartment and office buildings, shopping centers and vacant land. Mr. Block is an Illinois licensed attorney, a certified public accountant and a licensed real estate broker in the State of Illinois. Mr. Block practiced corporate and real estate law in Chicago for over 20 years and is a shareholder in the Chicago law firm of Ross & Block, P.C.

     Mr. Robert S. Ross, age 58, has been a principal in many real estate ventures which own, have an interest in, or have owned various types of property including apartment and office buildings, shopping centers and vacant land. Mr. Ross is an Illinois licensed attorney, a licensed real estate broker in the State of Illinois and is an affiliate member of Real Estate Securities and Syndication Institute. He also practiced general and real estate law in the Chicago are for over 22 years and is a shareholder in the Chicago law firm of Ross & Block P.C.

     Mr. Ronald R. Angarella, age 38, currently serves as President, Chairman and Director of Chubb Securities Corporation and Hampshire Funding, Inc. and President and Director of Hampshire Syndications, Inc. Mr. Angarella is also President and Director of Chubb America Fund, Inc., Senior Vice President and Director of Chubb Investment Funds, Inc., President and Trustee of Chubb Series Trust and Senior Vice President, Sales of Chubb Life Insurance Company of America. Mr. Angarella is a graduate of Providence College and Brown University.

     Mr. Charles C. Cornelio, age 36, is Vice President, General Counsel and Secretary of Chubb Securities Corporation, Hampshire Syndications, Inc. and Hampshire Funding, Inc. He is also Senior Vice President and Chief Administrative Officer of Chubb Life Insurance Company of America, Vice President and General Counsel of Chubb America Fund, Inc. and Chubb Investment Funds, Inc. and Vice President, Counsel and Assistant Secretary of Chubb Series Trust.

     Mr. Frederick H. Condon, age 61, is a Director of Hampshire
Funding, Inc. and Chubb Securities Corporation. Mr. Condon also serves as Senior Vice President, General Counsel and Secretary of Chubb Life Insurance Company of America, Colonial Life Insurance Company of
America and Chubb Sovereign Life Insurance Company.

     John Weston, age 36, Treasurer of Hampshire Funding, Inc., Chubb Securities Corporation, Hampshire Syndications, Inc., Chubb Investment Funds, Inc., Chubb America Fund, Inc., Chubb Series Trust and Chubb Investment Advisory Corporation. Mr. Weston also serves as Assistant Vice President of Chubb Life Insurance Company of America.


Item 11.   Executive Compensation

     The Partnership has no officers or directors and instead is managed by FDIP, Inc., its Managing General Partner.

     Officers and directors of the Managing General Partner receive no direct remuneration in such capacities from the Partnership. In addition, the Partnership is a registrant that qualifies as a small business issuer as defined in Item 10(a)(1) of Regulation S-B. Accordingly, certain of the disclosures typically required by Item 402 are not applicable to the Partnership and the information set forth herein has been appropriately modified.

The Partnership is required to pay certain fees to the General Partners or their affiliates and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described under the caption "Compensation Table" at pages 9-10 of the Prospectus, a copy of which descriptions is filed herewith and is hereby incorporated herein by reference. Reference is also made to Note 4 of Notes to Consolidated Financial Statements filed with this annual report for a description of such distributions and allocations.

     Certain compensation has accrued to the General Partners and their affiliates for services rendered on behalf of the Partnership. In connection with the evaluation, investigation, negotiation, selection and purchase of the Partnership's investment properties, affiliates of the General Partners were entitled to receive acquisition fees from the Partnership, equal to 4.85% of the gross proceeds from the offering of Units. As of December 31, 1995, the aggregate amount of acquisition fees earned by affiliates of the General Partners was $496,361, all of which was paid.

     Affiliates of the General Partners are entitled to an annual non-accountable expense reimbursement, subordinated to the Limited Partners' receipt of distributions of Operating Cash Flow equal to 6% per annum, in connection with the management of the Partnership in an amount equal to the greater of .25% of the gross proceeds of the offering or $25,000.

     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership.

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the years ended December 31, 1995, 1994 and 1993 are as follows:

Unpaid  at
                                       1995     1994     1993    Dec.31, 1995
Non-accountable
  expense  reimbursement               25,588   25,588   25,588   228,524

Reimbursement (at cost)
  for administrative services          17,233   17,236   27,057     9,666

                                       42,821   42,824   52,645   238,190

     There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security ownership of certain Beneficial Owners and
Management

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

     (b) The following table sets forth information regarding the beneficial ownership of Units as of December 31, 1995 by directors and/or general partners of the General Partners, and by all officers, directors and for general partners of the General Partners as a group:

                                      Amount and
     Title       Name and address of  nature of         Percent
     Class       Beneficial Owner     Ownership         of Class
     Limited     Robert S. Ross         0 Units                  0%
     Partnership 154 W. Hubbard
     Units       Chicago, Illinois

     Limited     Bruce H. Block         4 Units        less than 1%
     Partnership 154 W. Hubbard
     Units       Chicago, Illinois

     Limited     Chubb Securities    280 Units(1)              1.4%
     Partnership Corporation
     Units       One Granite Place
                 Concord, NH

     Limited     All officers        299 Units (2)             1.4%
     Partnership directors, and
     Units       general partners
                 as a group

     (1) During 1993, Chubb Securities Corporation, an affiliate of Hampshire Syndications, Inc., acquired 280 Units pursuant to an agreement with the Partnership. Hampshire Syndications, Inc. is a General Partner of the Partnership and because it is an affiliate of Chubb Securities Corporation, could be deemed to have a beneficial interest in such Units. Accordingly, such Units are included in this table.

     (2) Includes 15 units owned by the immediate family of one of the officers of a general partner of the Associate General Partner.


Item 13.  Certain Relationships and Related Transactions

     There were no significant transactions or business relationships with the Managing General Partner, affiliates, or other management other than those described in Item 10 and 11 above, and Note 6 to the Consolidated Financial Statements.

                                PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
8-K

      (a) (1)(2) See Index to Financial Statements and Financial Statement Schedules on page 13.

               (3)  Exhibits

               (3-A) The Prospectus of the Partnership dated February 25, 1987 as supplemented April 2, 1987, February 5, 1988, April 15, 1988 and May 6, 1988, filed pursuant to Rule 424(b) under the Securities Act of 1933 as amended (File No. 33-10244), is hereby incorporated herein by reference.

               (3-B) Amended Agreement of Limited Partnership set forth as Exhibit A to the Prospectus, pursuant to Rule 424(b) under the Securities Act of 1933 as amended (File No. 33-10244), is hereby incorporated herein by reference.

               (13) Annual Report to the limited partners consists substantially of the financial statements contained in Item 8.

     (b) No reports on Form 8-K were filed in the last quarter of 1995.

     (c) An annual report for the fiscal year 1995 will be sent to the Limited Partners subsequent to this filing and the Partnership will furnish copies of such report to the Securities and Exchange Commission at that time.

     (d)  Exhibits - See Item 14(a) - (3).

     (e)  Financial Statement Schedules.  See Index to Financial
Statements and Financial Statement Schedules on page 13.

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

                                   FIRST DEARBORN INCOME PROPERTIES L.P.
                                        (Registrant)

                                    BY: FDIP, Inc.
                                        (Managing General Partner)


Date:  March 29, 1996   BY:  _______ Robert S. Ross
                                     Its:  President

                              BY:  FDIP Associates
                                   (Associate General Partner)
                                   BY:  First Dearborn Partners, a Partner

Date:  March 29, 1996         BY:  ________ Robert S. Ross
                                            a Partner

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signatures                          Title        Date


     /s/ Robert S. Ross       President and Director       March 29, 1996
     Robert S. Ross           of FDIP, Inc. (Principal
                                  Executive Officer)

     /s/ Bruce H. Block       Secretary and Director       March 29, 1996
     Bruce H. Block           of FDIP, Inc. (Principal
                                Financial Officer)