Form 10-Q
period 1996-09-30
FIRST DEARBORN INCOME PROPERTIES LP
filed 1996-11-14
CIK 806182

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                               FORM 10-Q


            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1996

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


   Registrant's telephone number, including area code (312) 464-0100



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X   No ____


Units outstanding as of September 30, 1996:  20,468.5

                    PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                            Balance Sheets

               September 30, 1996 and December 31, 1995
                              (Unaudited)

                                Assets
                                              September 30,   December 31,
                                                      1996           1995

Current assets:
    Cash and cash equivalents (note 1)             544,976        394,223
    Rents and other receivables                    335,494        939,304
    Due from affiliates                              2,215          2,014
    Prepaid expense                                      0          9,073
          Total current assets                     882,685      1,344,614

Investment property, at cost (note 1):
    Land                                         2,273,114      2,273,114
    Building                                    15,629,211     15,594,670
                                                17,902,325     17,867,784
     Less accumulated depreciation              (5,179,409)    (4,809,502)
                                                12,722,916     13,058,282

Investment in unconsolidated venture,
                    at equity (note 2)             959,602        915,594
Deferred rents receivable                        1,739,481      1,537,569
Deferred loan costs                                 78,815        103,672

     Total assets                               16,383,499     16,959,731



          See accompanying notes to the financial statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                            Balance Sheets

               September 30, 1996 and December 31, 1995
                              (Unaudited)


              Liabilities and Partners' Capital Accounts
                                             September 30,    December 31,
                                                     1996            1995
Current liabilities:
     Accounts payable and accrued expenses        187,730         209,208
     Due to affiliates (note 3)                   252,975         238,190
     Accrued interest                              68,867          69,274
     Current portion of long-term debt          4,800,392         283,213
Total current liabilities                       5,309,964         799,885

Long-term debt                                  4,297,903       8,889,627
Venture partners' equity
         in consolidated venture (note 2)       1,144,206       1,301,012
Deposits                                           13,507          29,924
     Total long-term liabilities                5,455,616      10,220,563

     Total liabilities                         10,765,580      11,020,448

Partners' capital accounts (deficits) (note 1):
     General partners:
          Cumulative net income                    (1,572)            489
                                                   (1,572)            489
     Limited partners:
          Capital contributions                 8,800,461       8,800,461
          Cumulative net income                  (148,263)         55,805
          Cumulative cash distributions        (3,032,707)     (2,917,472)
                                                5,619,491       5,938,794

      Total partners' capital accounts          5,617,919       5,939,283

Commitments and contingencies (note 2)

Total Liabilities and Partners' Capital        16,383,499      16,959,731

          See accompanying notes to the financial statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                 Consolidated Statement of Operations

            Three months ended September 30, 1996 and 1995

                              (Unaudited)

                                                      1996           1995
Revenues:
     Rental income                                 287,853        357,013
     Tenant charges                                 25,820         27,305
     Interest income                                24,833         30,046

          Total revenues                           338,506        414,364

Expenses:
     Property operating expenses                    67,849         93,789
     Interest                                      204,389        203,743
     Depreciation                                  108,237        101,125
     Amortization                                    8,286          5,312
     General and administrative expenses            10,626         30,513

          Total expenses                           399,387        434,482

Operating loss                                     (60,881)       (20,118)

Partnership's share of operations
  of unconsolidated venture                         25,899         40,599

Venture partner's share of consolidated
  ventures' operations (note 1)                        878         53,122

Net income (loss)                                  (34,104)        73,603

Net income (loss) per
           limited partnership unit  (note 1)        (1.65)          3.56

Cash distribution per
           limited partnership unit                   1.87           1.89


          See accompanying notes to the financial statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                 Consolidated Statement of Operations

             Nine months ended September 30, 1996 and 1995

                              (Unaudited)

                                                  1996           1995
Revenues:
     Rental income                             872,744      1,012,338
     Tenant charges                             81,690         76,599
     Interest income                            69,866         94,879

          Total revenues                     1,024,300      1,183,816

Expenses:
     Property operating expenses               217,065        276,585
     Interest                                  618,170        612,680
     Depreciation                              369,907        365,187
     Amortization                               24,857         15,935
     General and administrative expenses       101,697        125,911

          Total expenses                     1,331,696      1,396,298

Operating loss                                (307,396)      (212,482)

Partnership's share of operations
  of unconsolidated venture                     76,813        104,550

Venture partner's share of consolidated
  ventures' operations (note 1)                 24,454         42,318

Net income (loss)                             (206,129)       (65,614)

Net income (loss) per
      limited partnership unit (note 1)          (9.97)         (3.17)

Cash distribution per
     limited partnership unit                     5.57           9.37

            See accompanying notes to financial statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                 Consolidated Statements of Cash Flows

             Nine months ended September 30, 1996 and 1995

                              (Unaudited)

                                                   1996            1995
Cash flows from operating activities:
  Net income (loss)                            (206,129)        (65,614)
  Items not requiring (providing)
              cash or cash equivalents:
     Depreciation                               361,907         365,187
     Amortization                                24,857          15,935
     Partnership's share of operations of
                  unconsolidated venture        (44,008)         (2,408)
     Venture partners' share of
         consolidated ventures' operations     (156,806)       (354,346)

  Changes in:
     Rents and other receivables                603,810          12,436
     Prepaid expenses                             9,007          (5,509)
     Deferred rents receivable                 (201,912)        607,789
     Accounts payable and accrued expenses      (21,885)         (2,857)
     Due to affiliates                           14,657          10,115
     Tenant deposits                            (16,417)         16,598
Net cash provided by (used in)
                 operating activities           375,074         597,326

Additions to building:                          (34,541)        (18,900)

Cash flows from financing activities:
     Distributions to limited partners         (115,235)       (191,782)
     Payment of deferred loan costs                   0         (24,531)
     Principal payments on long-term debt       (74,545)       (463,483)
Net cash used in financing activities          (189,780)       (679,796)

Net increase (decrease) in
          cash and cash equivalents             150,753        (101,370)

          See accompanying notes to the financial statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

              Notes to Consolidated Financial Statements

                     September 30, 1996  and 1995

                              (Unaudited)

       Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  Basis of Accounting

     For the three and nine month periods ended September 30, 1996 and September 30, 1995, the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures
- Vero Beach Associates and Downers Grove Building Partnership (the "Ventures"). The effect of all transactions between the Partnership and the Ventures has been eliminated.

      The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Sycamore Mall Associates.

      The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the nine months ended September 30, 1996 and 1995 is summarized as follows:

                                   1996                        1995
                             GAAP        Tax              GAAP      Tax
                             Basis      Basis             Basis    Basis
Net income (loss)           (206,129)   (60,500)       (65,614)  (115,000)

Net income (loss) per
 limited partnership unit      (9.97)     (2.93)         (3.17)     (5.56)

      The net loss per limited partnership unit presented is based on the weighted limited partnership units outstanding at the end of each period (20,468.5).

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued

      Partnership distributions from Sycamore Mall Associates are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such investments with an original maturity of three months or less ($291,548 and $237,206 at September 30, 1996 and December 31, 1995,
respectively) as cash equivalents.

      Deferred offering costs were charged to the partners' capital accounts upon consummation of the initial offering of the Limited Partnership units. Deferred loan costs are amortized over the terms of the related agreements using the straight-line method.

      Depreciation on the investment properties acquired has been provided over the estimated useful lives of 5 to 30 years using the straight-line method.

      No provision for Federal income taxes has been made as any liability for such taxes would be that of the partners rather than the Partnership.

(2)  Venture Agreements

       The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $7,685,642 through September 30, 1996. In consideration of its capital contributions, the Partnership has acquired interests in two shopping centers and an office building.

(3)  Transactions with Affiliates

      Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the six months ended September 30, 1996 and 1995 are as follows:

                                                                    Unpaid at
                                                                 September 30,
                                              1996       1995            1996
     Non-accountable expense reimbursement    19,191     19,191       247,715
     Reimbursement (at cost)
              for administrative services     12,500     10,500         5,250
                                              21,295     29,691       252,965

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued

(4)  Unconsolidated Venture - Summary Information

     Summary income statement information for Sycamore Mall Associates for the nine months ended September 30, 1996 and 1995 is as follows:

                                              1996            1995
     Total revenue                       1,444,613       1,413,556
     Operating income (loss)               304,330         256,469
     Partnership's share of income          76,813         104,550

(5)  Adjustments

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 1996 and 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      At September 30, 1996, the Partnership had cash and cash equivalents of $544,976 which the Partnership intends to utilize to meet working capital requirements and for future distributions to Partners. This is $150,753 more than the $394,223 balance at December 31, 1995. The Partnership has reduced its regular distribution to Limited Partners. During the nine months ended September 30, 1996, the Partnership distributed $115,235 ($5.63 per unit) to Limited Partners as compared to $191,782 ($9.37 per unit) during the nine months ended September 30, 1995. The partnership is attempting to reserve additional cash balances while searching for a replacement tenant for Walgreens at the Vero Beach property. In addition, the mortgage loan at Vero Beach will mature July 1, 1997, and the Partnership anticipates incurring costs associated with the refinancing of that mortgage debt. The $4,517,179 increase in the current portion of long-term debt results in the reclassification of the Vero Beach mortgage indebtedness to current, since its maturity is now less than twelve months.

      Net cash provided by operating activities during the nine months ended September 30, 1996 was $375,074, a decrease of $222,252 from the $597,326 of cash provided by operating activities during nine months ended September 30, 1995. The decrease is largely due to an increase in deferred rents receivable of $202,000 during the nine months ended September 30, 1996. This increase results from the straight-line recognition of deferred rents at the Downers Grove property. Current cash payments received at the Downers Grove property are coming from the annuities. This explains the $604,000 reduction in rents receivable..

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

Results of Operations

     For the three and nine month periods ended September 30, 1996 and September 30, 1995, the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures
- Vero Beach Associates and Downers Grove Building Partnership. The effect of all transactions between the Partnership and the Ventures has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Sycamore Mall Associates.

      The $139,594 (14%) decrease in rental income for the nine month period ended September 30, 1996 as compared to the nine month period ended September 30, 1995, and the $69,160 (19%) decrease in rental income for the three month period ended September 30, 1996 as compared to the three month period ended September 30, 1995, are primarily attributed to a reduction in percentage rent at the Vero Beach property, resulting from Walgreen's vacated space. These decreased levels of percentage rent are expected to continue until a replacement tenant is found for the Walgreen's space.

      The $25,013 (26%) decrease in interest income for the nine months ended September 30, 1996 as compared to the nine month period ended September 30, 1995, and the $5,213 (17%) decrease in interest income for the three months ended September 30, 1996 as compared to the three month period ended September 30, 1995, are primarily attributable to a decrease in the interest earned on the annuities purchased in connection with the lease buy out in 1994 at the Downers Grove property. As payments have been made from the annuities, there is a reducing amount remaining upon which interest is earned. The total principal payments to be received from the annuities in 1996 aggregate $664,256 which was reflected in rents and other receivables as of December 31, 1995. An additional $1,043,374 was included in deferred rents receivable on the December 31, 1995 consolidated balance sheet, and is expected to be received in the years 1997 through 2001.

      The $25,940 (28%) decrease in property operating expense for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 and the $59,520 (22%) decrease in property operating expense for the nine months ended September 30, 1996 as compared to the nine month period ended September 30, 1995, are primarily attributable to a decrease in building maintenance and repairs at the Downers Grove property, resulting from expenses incurred in 1995 for roof and parking lot repairs, which should be non-recurring.

     The $5,490 increase in interest expense for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, is primarily attributable to the restructured mortgage indebtedness at the Downers Grove property. The current mortgage terms, which were finalized in August 1995, provide for an interest rate of 9.125%, as compared to the 8.5% interest rate of the previous loan.

      The $19,887 (65%) decrease in general and administrative expense for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, and the $24,214 (19%) decrease in general and administrative expense for the nine months ended September 30, 1996 as compared to the nine month period ended September 30, 1995, are primarily attributable to professional fees incurred at the Downers Grove property in 1995, which were related to the loan and new tenant issues, and are not of an ongoing nature. Therefore, absent unforeseen circumstances, general and administrative expenses in 1996 are expected to be less than in 1995.

     The Partnership's allocation of consolidated ventures' operations to the venture partners has resulted in an income allocation of $24,454 for the nine months ended September 30, 1996 as compared to an income allocation of $42,318 for the nine months ended September 30, 1995. The reduced income allocation in 1996 results from a reduction in operating losses generated at the Downers Grove property during the nine months ended September 30, 1996 as compared to 1995. During nine months ended September 30, 1995, the Downers Grove property experienced larger losses as a result of the increased property operating expenses.

      The Partnership's allocation of income from unconsolidated venture decreased $27,737 to $76,813 for the nine months ended September 30, 1996, as compared to $104,550 for the nine months ended September 30, 1995. The Partnership's allocation of income from its unconsolidated venture decreased $14,700 to $25,899 for the three months ended September 30, 1996 as compared to $40,599 for the three months ended September 30, 1995. Occupancy at Sycamore Mall decreased from 95% to 86% during the three month period ended June 30, 1996, as a reset of Randall's, a drug store operation, vacating its leased space, which totaled approximately 19,800 square feet. Its lease term expires January 10, 1997 and rent is being paid currently. The total monthly rent, including tax and operating expense reimbursements, which is being paid under the terms of the Randall's lease is approximately $3,300. The partnership anticipates no adverse financial impact during the remainder of 1996 and management is currently searching for a replacement tenant for the vacant space.


                               OCCUPANCY

     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                        at        at        at        at         at         at         at
                     03/31/95  06/30/95  09/30/95  12/31/95   03/31/96   06/30/96   09/30/96
Indian River Plaza
Vero Beach, FL           99%       99%       99%       97%        98%        89%        89%

Reichhold Building
Downers Grove, IL       100%      100%      100%      100%       100%       100%       100%

Sycamore Mall
Iowa City, Iowa          99%       98%       97%       97%        95%        86%        87%

                      Part II - OTHER INFORMATION



Items 1, 2, 3, 4, and 5 of Part II are omitted because of the absence of conditions under which they are required.


Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits

     None

b)   Reports on Form 8-K

     No reports on Form 8-K were filed for the period covered by this report.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    FIRST DEARBORN INCOME PROPERTIES L.P.
                    (Registrant)


                         By:  FDIP, Inc.
                        (Managing General Partner)


November 14, 1996        By:  /s/ Robert S. Ross
                              President
                              (Principal Executive Officer)









November 14, 1996        By:  /s/ Bruce H. Block
                              Vice President
                             (Principal Financial Officer)