Form 10-K
period 1996-12-31
FIRST DEARBORN INCOME PROPERTIES LP
filed 1997-03-28
CIK 806182

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

             [X]     ANNUAL REPORT PURSUANT TO SECTION 13
            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1996

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

      Net of offering costs, Limited Partners have contributed a total of $8,800,461 to the Partnership. The Partnership is engaged solely in the business of real estate investment. It is the Partnership's objective to realize cash flow from operations and appreciation in the value of the real estate. The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the
General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $7,685,642 through December 31, 1996. The Partnership has acquired, through these ventures, interests in two shopping centers and an office building. No investments have been made since 1990 and no properties have been sold. As of December 31, 1996, the Partnership had made the real property investments set forth in the following table:

     Name, Type of Property                  Date of   Type of
     and Location              Size          Purchase  Ownership
     Indian River Plaza        147,111 S.F.  11/30/86  99.9% interest in a
     Shopping Center                                   partnership that has
     Vero Beach, Florida                               fee ownership of land
                                                       and improvements(a)

     Downers Grove Building     56,449 S.F.  02/01/88  66.7% interest in a
     Office Building                                   partnership that has
     Downers Grove, Illinois                           fee ownership of land
                                                       and improvements(a)

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

     Indian River Plaza represents the most significant investment made by the Partnership. A total of $4,710,642 has been invested by the Partnership which represents 61% of the Partnership's real estate investments. Since acquiring the Indian River Plaza investment in 1986, the Partnership has received cash distributions of $1,446,028 from Indian River Plaza. The Downers Grove building represents an investment of $1,900,000 or 25% of the Partnership's real estate investments. Since acquiring the Downers Grove investment in 1988, the Partnership has received distributions of $1,635,807. Sycamore Mall accounts for $1,075,000 or 14% of the Partnership's real estate investments. Since acquiring the Sycamore Mall investment in 1990, the Partnership has received distributions of $672,577.

      During the past five years, operations at the Partnership's three properties have been stable with no large fluctuations in occupancy. However, during 1996, Randall's, a tenant at Sycamore Mall, vacated its leased premises of 19,800 square feet. As a result of the Randall's vacancy, occupancy at Sycamore Mall fell to 86% - 87% during the second, third and fourth quarters of 1996. However, Randall's has continued to pay rent through December, 1996 so that there was no adverse financial impact in 1996. Management is currently negotiating with a potential replacement tenant, however there can be no assurance that a new lease will be entered into. If this space is not released, the ability of Sycamore Mall to meet its financial obligations could be effected, as a result of the decreased revenues. The Downers Grove Building is a single tenant building. The original tenant at Downers Grove vacated in 1994, however, it was replaced immediately. Reference is made to the section below which discusses the Downers Grove Building more thoroughly. During the second quarter of 1996 Walgreens vacated 12,000 square feet at the Vero Beach Property. Walgreens is still paying the base rental amounts due under their lease, which does not expire until 2009. Management anticipates that base rental amounts will continue to be paid through the expiration of the lease or until a suitable replacement tenant can located. However, no percentage rent is expected to be paid by Walgreen's. Rental rates for the three properties have not risen appreciably over the past five years. The real estate market in general has suffered from overbuilding in the 1980's which has increased the competition for the Partnership's properties. This resulted in a decrease in rental rates from 1990 to 1994. Since 1994, the market rental rates have begun to increase. The decrease in market rental rates has not significantly impacted the Partnership's properties since they were primarily occupied under long term leases which did not result in decreased rental income for most of the space.

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

          Indian River Plaza,
          Vero Beach, Florida       1996        1995        1994
          Total revenue               814,569     997,880     956,108
          Operating profit (loss)    (147,232)     36,203     (10,589)
          Total assets              6,838,960   6,858,736   7,082,395
          Mortgage indebtedness     4,513,640   4,586,796   4,653,680

          Downers Grove Building
          Downers Grove, Illinois   1996        1995        1994
          Total revenue               536,212     565,417   2,531,122
          Operating profit (loss)    (109,574)   (195,287)  1,842,549
          Total assets              7,889,563   8,237,790   8,781,845
          Mortgage indebtedness     4,376,151   4,586,044   4,790,042

          Sycamore Mall,
          Iowa City, Iowa           1996        1995        1994
          Total revenue             1,947,827   1,957,849   1,784,232
          Operating profit            380,405     267,781     205,065
          Total assets              8,425,247   8,589,852   8,672,723
          Mortgage indebtedness     4,728,868   4,870,823   4,951,845

     The Partnership has no employees and is largely dependent on the General Partners and their affiliates for services. A description of the terms of transactions between the Partnership and affiliates of the General Partners is set forth in Item 11 below to which reference is hereby made.


Vero Beach Associates
     On November 30, 1986, the Partnership purchased an interest in Indian River Plaza, a 147,111 gross leaseable square foot shopping center on U.S. Highway 1 in Vero Beach, Florida. The Partnership's ownership of Indian River Plaza was effected through its 1% partnership interest in Vero Beach Associates (the "Operating Partnership") which holds fee title to the property. An affiliate of the Managing General Partner purchased the remaining 99% interest in the Operating Partnership. In May 1987, upon the sale of a sufficient number of Units, the Partnership made an additional capital contribution to increase its interest in the Operating Partnership. At December 31, 1996, the Partnership had made capital contributions aggregating $4,710,642 to the Operating Partnership. The Partnership's interest in the cash distributions and allocations for Federal income tax purposes of all losses of the Operating Partnership and of profits of the Operating Partnership from the sale or refinancing of the property is 99.9%, and its interest in the allocation of profits from operations of the Operating Partnership for Federal income tax purposes is 98%. The Partnership has consolidated the assets and operations of the Vero Beach Associates as of and for the years ended December 31, 1996, 1995 and 1994.

     Since the property was acquired, operations have been stable with occupancy holding above 95%, through 1995. However, in the second quarter of 1996 Walgreens vacated 12,000 square feet. Walgreens is still paying the base rental amounts due under their lease, which does not expire until 2009. Management anticipates that base rental amounts will continue to be paid through the expiration of the lease or until a suitable replacement tenant can located. However, no percentage rent is expected to be paid by Walgreen's. The Partnership's original objective of cash flow from property operations has been partially achieved. However, rental rates in the market place have not increased since 1986 as had been originally anticipated. The real estate market in general and the Vero Beach market more specifically have experienced an oversupply of retail shopping centers which have resulted in a soft market for rental rate increases. Therefore, the amount of cash flow generated from the property is less than originally anticipated. As a result, the value of property has not appreciated as had originally been anticipated.

     The shopping center is located on U.S. Highway 1 in Vero Beach, Florida. There is a large retail center adjacent to Indian River Plaza and there are several other shopping centers in the immediate area.
Two new shopping centers have recently opened within four miles of Indian River Plaza. The area is becoming a major retail location, but at the same time, there is significant competition for tenants. Management continues to work with prospective tenants for the replacement of Walgreens. They vacated a 12,000 square foot space but are continuing to pay the base rent due under the lease. In March 1997, management has entered into a new lease with Beall's Outlet Store, Inc., for the Walgreens space. A five year gross lease has been entered into with annual rent of $90,000. This compares to $47,340 per year which is currently being paid by Walgreens.


Downers Grove Building Partnership
    The Partnership has contributed a total of $1,900,000 to, and owns a 66-2/3% interest in, Downers Grove Building Partnership (the "Building Partnership"). The remaining 33-1/3% interest in the Building Partnership is held by a non-affiliate of the General Partners. The Building Partnership owns a 56,449 square foot two-story office and laboratory building (the "Downers Grove Building"). The Partnership has consolidated the assets and operations of the Building Partnership as of and for the years ended December 31, 1996, 1995 and 1994.

     The Downers Grove Building was originally leased to Reichhold Chemicals, Inc. ("Reichhold"), on a 15 year triple net lease, which provided for bi-annual escalations of 8%, and expiration on February 2, 2002. In November 1994, Reichhold vacated the Downers Grove Building. In connection with the termination of its lease, two annuity contracts were purchased by Reichhold in the amount of $2,500,000. The annuity contracts were subsequently assigned to the Building Partnership to collateralize payment of the lease termination fee. The annuity contracts provide for payments beginning December 1, 1994, through November 1, 2001. Costs of $843,031, reflecting previously deferred rents receivable, were expensed as a result of the termination. The net amount of $1,656,969 was recognized as income in 1994. The total principal payments to be received from the annuities in 1997 aggregate $188,090 and are included in rents and other receivables, $855,090 is included in deferred rents receivable on the consolidated balance sheet, and is expected to be received in the years 1998 through 2001. During 1996 and 1995, the Building Partnership recognized $76,477 and $107,031, respectively, of interest income relating to the annuity contracts. The total amount of the two annuity contracts was determined based on negotiations with Reichhold and the lender on the property. Reichhold had been committed under a lease which lasted through 2002, with a provision to terminate the lease early upon payment of a lease termination penalty. Reichhold wanted to terminate the lease and the parties had agreed to allow Reichhold to terminate the lease in exchange for a total payment of $2,500,000. However, the funds were utilized to purchase the annuity contracts. These annuities would provide a steady stream of cash flow, adequate to service the mortgage obligations.

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

     In years subsequent to 1994, income will be recognized from the payment of rent by the new tenant, and interest earned on the balance of the annuity which has not been paid out. Total payments from the annuity in 1996 and 1995 totaled $740,927 and $840,000 respectively, of which $76,477 and $107,031 represented interest income in the respective years while the remainder was treated as payment of rents receivable. Total payments in 1997 are expected to be $245,563 of which $57,473 represents interest income. Annual payments in years 1998 through 2000 are expected to be $245,563 per year with interest income of $45,872 in 1998, $33,566 in 1999 and $20,480 in 2000. The
total payments in 2001 are expected to aggregate $225,100 of which $6,598 represents interest.

Scheduled monthly payments due under the new lease are as follows:
               11/1/96 - 11/30/97    37,701
               12/1/97 - 11/30/01    42,413
               12/1/01 - 11/30/04    56,551
</TABLE

     The Downers Grove Building is managed by an unaffiliated entity under an agreement which will continue in effect from year to year, unless and until terminated, for a management fee of $13,000 per year.

     The Downers Grove Building is located in the western suburbs of Chicago. The west suburban office market contains over 15 million square feet of office space which competes with the property. The market had experienced vacancy rates of over 20% for most of the late
1980's and early 1990's. The vacancy rate in the area is now close to 12%. Since the Downers Grove Building has been occupied under long term leases, the falling market rental rates have not adversely affected the lease income. Market rental rates have begun rising over the last two years, as the overall vacancy rate for the area began to decline.

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

     The property is managed by an affiliate of the General Partners and an affiliate of the seller under a five year management agreement that provides for a fee equal to 5% of the effective gross income, of which 1% is paid to an affiliate of the General Partners. During 1996, 1995 and 1994 the property incurred management fees of $96,048, $97,270 and $88,306, respectively.


     During 1996, Randall's vacated its leased premises of 19,800 square feet. Occupancy fell to 86%, however, Randall's has continued to pay rent through December, 1996 so that there was no adverse financial impact in 1996. Management is currently negotiating with a potential replacement tenant, however there can be no assurance that a new lease will be entered into. If this space is not released, the ability of Sycamore Mall to meet its financial obligations could be effected, as a result of decreased revenues. Further, there have been newspaper reports that Sears will be vacating Sycamore Mall and moving to a new mall which has recently begun construction. These reports are unconfirmed and no official word has been received from Sears. The
Sears lease at Sycamore Mall expires in 2002. The Sears lease comprises 82,605 square feet which is 34% of the leaseable area of the shopping center. However, the annual rental income received from Sears is approximately $109,000 or approximately 6% of total revenues.

     Sycamore Mall is located in Iowa City, Iowa. A competitor has begun construction on a new regional shopping center in the area. This development will create additional competition for Sycamore Mall. As a precautionary measure, Sycamore Mall Associates had reduced distributions to its partners in 1995 and 1996 in order to maintain its working capital reserves. It is believed that the additional working capital might be necessary to help maintain existing tenants and attract new tenants, due to the increased competition from the new shopping center. However, during the fourth quarter of 1996, Sycamore
Mall Associates distributed the extra reserve to its partners. The partners of Sycamore Mall Associates have agreed to maintain these additional reserves and will contribute these amounts back to Sycamore
Mall Associates if it is considered appropriate by the partners.  The
Partnership has no definite plans for improvements to the property at this time. Distributions to the Partners in 1996 were $407,998 as compared to $190,325 in 1995 and $245,974 in 1994.


Affiliated Transactions
     A description of the terms of transactions between the Partnership and affiliates of the General Partners is set forth in Item 11 below to which reference is hereby made.


Item 2.  Properties

The Partnership owns, through joint venture partnerships, the properties referred to in Item 1. The three properties that the Partnership has an interest in are described below:

Sycamore Mall Associates
The property is a retail shopping center located in Iowa City, Iowa, and is situated on an approximate 21.2 acre site. It includes a main building containing 213,206 square feet and an out parcel building containing 27,000 square feet. A 14,000 square foot parcel which contains a 4,590 square foot building is under a ground lease. The property is owned fee simple by a partnership of which the Partnership is a partner. It is subject to a first mortgage in the amount of $4,728,865 which bears interest at a rate of 8.125% payable in monthly installments of principal and interest of $44,375 until March 1, 2002, when the balance comes due.

The major tenants are Sears and Von Maur which occupy approximately 34% and 17%, respectively, of the net rentable area. Occupancy at Sycamore
Mall has remained in the 94% - 99% range through 1995.  During 1996,
Randall's vacated its leased premises of 19,800 square feet. Occupancy fell to 86%, however, Randall's has continued to pay rent through December, 1996 so that there was no adverse financial impact in 1996
There have been newspaper reports that Sears will be vacating Sycamore
Mall and moving to a new mall which has recently begun construction.
These reports are unconfirmed and no official word has been received from Sears. The Sears lease at Sycamore Mall expires in 2002. The
Sears lease comprises 82,605 square feet which is 34% of the leaseable area of the shopping center. However, the annual rental income received from Sears is approximately $109,000 or approximately 6% of total revenues. The Von Maur lease expires in 2009 and the annual rent is approximately $210,000. Average total rents received per square foot at the property during the last three years are $8.15 in 1996, $8.14 in 1995, and $7.42 in 1994.

There are currently no plans for any significant improvements to the property. However, construction has begun on a new regional shopping center in the area. The location of the new mall will create additional competition for Sycamore Mall. Management is closely monitoring the situation.


The following table illustrates the scheduled lease expirations for Sycamore Mall, over the next ten years:


                      # of                    % of         total
               leases expiring  square feet   annual rent  annual rent
          1997         12       24,892        183,750      15.6%
          1998          7       16,111        212,674      18.1%
          1999          6       21,200        125,739      10.7%
          2000          3        8,000         80,000       6.8%
          2001          -            -              -          -
          2002          5       90,028        221,650      18.9%
          2003          -            -              -          -
          2004          1        3,464         63,391       5.4%
          2005          -            -              -          -
          2006          -            -              -          -

Management believes that the Sycamore Mall property has adequate insurance coverage.


Indian River Plaza
On November 30, 1986, the Partnership purchased an interest in Indian River Plaza, a 147,111 gross leaseable square foot shopping center on U.S. Highway 1 in Vero Beach, Florida. The Partnership's ownership of Indian River Plaza was effected through its 1% partnership interest in Vero Beach Associates (the "Operating Partnership") which holds fee title to the property. An affiliate of the Managing General Partner purchased the remaining 99% interest in the Operating Partnership. In May 1987, upon the sale of a sufficient number of Units, the Partnership made an additional capital contribution to increase its interest in the Operating Partnership. The Partnership's interest in the cash distributions and allocations for Federal income tax purposes of all losses of the Operating Partnership and of profits of the Operating Partnership from the sale or refinancing of the property is 99.9%, and its interest in the allocation of profits from operations of the Operating Partnership for Federal income tax purposes is 98%. At December 31, 1996, the Partnership had made capital contributions aggregating $4,710,642 to the Operating Partnership.

Indian River Plaza is encumbered by a first mortgage with an original amount of $5,000,000 ($4,513,476 outstanding on December 31, 1996), bearing interest at 9%, amortized over 30 years payable in monthly installments of principal and interest of $40,250 until maturity on July 1, 1997 when the remaining principal balance of $4,474,527 is payable; secured by the real and personal property of Indian River Plaza. Negotiations are underway for an extension of the current loan but there can be no assurance that such extension will be entered into.

The major tenants are K Mart and Publix which occupy approximately 56% and 25%, respectively, of the property's net leaseable area. Occupancy at Indian River Plaza has remained in the 96% - 100% through 1995. Walgreens, which is a tenant in about 12,000 square feet, vacated the property during the second quarter of 1996, and moved into a new free-standing building. Walgreens is still paying the base rental amounts due under their lease, which does not expire until 2009. No percentage rent is expected to be paid by Walgreen's. In March 1997, management entered into a new lease for the Walgreens space. A five year gross lease has been entered into with Beall's Outlet Store, Inc. providing for annual rent of $90,000. This compares to $47,340 per year which was being paid by Walgreens. The K Mart lease expires in 2004 and the annual rent is approximately $220,000. The Publix lease expires in 1999 and the annual rent is approximately $125,000. Average total rent received per square foot at the property during the last three years were $5.73 in 1996, $6.78 in 1995, and $6.50 in 1994.

The following table illustrates the scheduled lease expirations for Indian River Plaza, over the next ten years:

                     # of                      % of          total
               leases expiring   square feet   annual rent   annual rent
          1997         -              -              -          -
          1998         3          4,800         52,800        9.5%
          1999         1         36,464        127,623       23.0%
          2000         2          4,840         39,656        7.2%
          2001         -              -              -          -
          2002         -              -              -          -
          2003         -              -              -          -
          2004         2         82,922        229,044       41.3%
          2005         -              -              -          -
          2006         -              -              -          -

Management believes that the Indian River Plaza property has adequate insurance coverage.


Downers Grove Building
The Partnership has contributed a total of $1,900,000 to, and owns a 66-2/3% interest in, Downers Grove Building Partnership (the "Building Partnership"). The remaining 33-1/3% interest in the Building Partnership is held by a non affiliate of the General Partners. The Building Partnership owns a 56,449 square foot two-story office and laboratory building (the "Downers Grove Building"). The Downers Grove Building was leased to Reichhold Chemicals, Inc. ("Reichhold"), on a 15 year triple net lease, which provided for bi-annual escalations of 8%, and expiration on February 2, 2002. The Partnership has consolidated the assets and operations of the Building Partnership as of and for the years ended December 31, 1996, 1995 and 1994.

The property is owned fee simple by the Building Partnership. It is subject to a first mortgage in the amount of $4,376,151, bearing interest at 9.125%, payable in monthly installments of interest only of $34,873 from August 1, 1995, through February 1, 1996; principal and interest of $55,170 from March 1, 1996 through August 1, 1998; and principal and interest of $58,405 from September 1, 1998 until August 1, 2005 when the remaining principal balance is due; secured by the real and personal property of the Downers Grove Building.

The Downers Grove Building is a single tenant building. The property has been 100% occupied for the last five years. The current tenant is a subsidiary of Amoco Oil, and is obligated under the lease until 2004.

Management believes that the Downers Grove property has adequate insurance coverage.

<PAGE

     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

<CAPTION
                                      1995                      1996
                          at     at     at     at     at     at     at     at
                          03/31  06/30  09/30  12/31  03/31  06/30  09/30  12/31
          Indian River Plaza
          Vero Beach,
          Florida          99%    99%    99%    97%    98%    89%    89%    89%

          Downers Grove Building
          Downers Grove,
          Illinois        100%   100%   100%   100%   100%   100%   100%   100%

          Sycamore Mall
          Iowa City,
          Iowa             99%    98%    97%    97%    95%    86%    87%    87%
</TABLE


Item 3.  Legal Proceedings

     The Partnership is not aware of any material pending legal proceedings to which it or its properties are subject.

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

     As of December 31, 1996, there were 1,367 Limited Partners holding
20,468.5 Units. There is no public market for Units and it is not anticipated that a public market for Units will develop. Pursuant to the terms of the Limited Partnership Agreement of the Partnership (the
"Partnership Agreement"), there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General
Partners must consent to the substitution of a Limited Partner.

     Distributions to Limited Partners, through December 31, 1996, have totaled $3,070,939 since the Partnership's formation. This is approximately $150.03 of cash distributions per Unit. Each Unit originally sold for $500 and the offering was closed on November 15, 1988. Reference is made to Item 6 herein for a summary of annual cash distributions, per Unit, made to the Limited Partners.


Item 6.  Selected Financial Data

<TABLE
                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

             December 31, 1996, 1995, 1994, 1993, and 1992

             (not covered by Independent Auditors' Report)


                        1996        1995        1994        1993        1992
Total revenues           1,360,339   1,579,111   3,495,931   1,772,834   1,810,066

Operating income (loss)   (382,721)   (267,289)  1,721,130     (40,396)    (27,324)

Partnership's share
 of operations of
 unconsolidated ventures    96,014      67,587      51,758      56,220      48,336

Venture partners' share
 of consolidated
 ventures' operations       34,611      65,054    (614,111)    (62,400)    (49,028)

Net income (loss)         (252,096)   (134,648)  1,158,777     (46,576)    (28,016)

Net income (loss)
 per Unit (a)               (12.19)      (6.51)      56.05       (2.25)      (1.36)

Total assets            16,317,347  16,959,731  17,726,940  16,531,557  16,919,254

Long-term debt           4,101,986   8,889,627   4,586,785   4,653,667   9,714,771

Cash distributions
 per Unit (a)                 7.50       11.26       14.96       13.54       17.52


            The above selected financial data should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere in this annual report.

   (a) The net income (loss) per Unit and cash distributions per Unit are based on the number of Units outstanding at the end of each period (20,468.5.)
</TABLE


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

       At December 31, 1996, the Partnership had cash and cash equivalents of $694,185 as compared to $394,223 as of December 31, 1995. The increase in cash and cash equivalents is primarily a result of net cash provided by operations. Cash provided by operations increased $288,035 from the prior year primarily due to the timing of receipt of certain payments under the terms of the Reichhold termination agreement. Distributions to limited partners decreased $77,018 from the prior year. As a result of additional competition for Sycamore Mall, distributions to Limited Partners in 1995 and 1996 were reduced in order to maintain working capital reserves. It is believed that the additional working capital might be necessary to help maintain existing tenants and attract new tenants.

      In October 1995, the first mortgage loan at Sycamore Mall was modified. The terms of the modification reduced the interest rate to 8.125% from 9.625%, reduced the monthly payments of principal and interest to $44,375 from $45,355 and extended the maturity date from September 30, 1996 to March 1, 2002. In August 1995, the first mortgage at the Downers Grove property was modified, increasing the interest rate to 9.125% from 8.5%, and extending the maturity date from September 1, 1995 to August 1, 2005. The mortgage loan on the Vero Beach property matures in July 1997. Negotiations are underway for an extension of the current loan, but there can be no assurance that such extension will be entered into.

     In November 1994, Reichhold vacated the Downers Grove Building. In connection with the termination of its lease, two annuity contracts were purchased by Reichhold in the amount of $2,500,000. The annuity contracts were subsequently assigned to the Building Partnership to collateralize payment of the lease termination fee. The annuity contracts provide for payments beginning December 1, 1994 through November 1, 2001. Costs of $843,031, reflecting previously deferred rents receivable, were expensed as a result of the termination. The net amount of $1,656,969 was recognized as income in 1994. The total principal payments to be received from the annuities in 1997 aggregate $188,090 and are included in rents and other receivables, $855,090 is included in deferred rents receivable on the consolidated balance sheet, and is expected to be received in the years 1998 through 2001. During 1996 and 1995, the Building Partnership recognized $76,477 and $107,031, respectively, of interest income relating to the annuity contracts.

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


Results of Operations:

      The results of operations for the years ended December 31, 1996, December 31, 1995 and December 31, 1994 reflect the consolidated operations of the Partnership and its consolidated ventures, Vero Beach Associates (the "Vero Partnership") and Downers Grove Building Partnership (the "Building Partnership") and its equity investment in Sycamore Mall Associates (the "Sycamore Partnership"). The results of operations of the Vero Partnership reflect the operations of the Indian River Plaza Shopping Center. The results of operations of the Building Partnership reflect the operations of the Downers Grove Building. The equity investment in the Sycamore Partnership reflects the
Partnership's  share  of the operations of the Sycamore  Mall  Shopping
Center.


Changes from 1995 to 1996:

     In 1996, the Partnership had a net loss of $252,096 as compared to a net loss of $134,648 in 1995. This increase in net loss is primarily attributable to operating losses experienced at the Vero Beach property. Walgreen's vacated the property and although they are continuing to pay base rent, percentage rent at the property decreased $190,674 from 1995. The $205,904 decrease in rental income primarily resulted from the decrease in percentage rental income at the Vero Beach property.

      The Partnership's interest income decreased to $93,303 in 1996 from $125,351 in 1995. The decrease is primarily attributable to the decrease in interest earned on the annuity contracts relating to the Downers Grove property. As the annuity contracts have been paid down, the interest income has been reduced on the reduced principal amounts remaining.

      Property operating expenses decreased $112,171 (28%) to $284,850 in 1996 from $397,021 in 1995, primarily as a result of additional costs which were incurred at the Downers Grove property in 1995, related to the replacement of the building's tenant.

      The  Partnership's share of operations of unconsolidated  venture
increased $28,427 (42%) from $67,587 in 1995 to $96,014 in 1996.   This
increase is attributable to improved operations at Sycamore Mall.


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

Inflation:

      The Partnership has completed its ninth full year of operations. During the last nine years the annual inflation rate has ranged from 3.01% to 5.40% with an average of 4.21%. The effect which inflation has had on income from operations has been minimal.

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


Asset Impairment:

     Under the Partnership's current impairment policy, provisions for value impairment are recorded with respect to investment properties pursuant to the basic principles of Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of". The Partnership's adoption of SFAS 121 on January 1, 1996, had no effect on the consolidated financial statements.

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

Item 8.  Financial Statements and Supplementary Data

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                                 INDEX

                                                               Page (s)

Independent Auditors' Report                                        16

Consolidated Balance Sheets, December 31, 1996 and 1995        17 - 18

Consolidated Statements of Operations, Years
 ended December 31, 1996, 1995 and 1994                             19

Consolidated Statements of Partners'
 Capital Accounts (Deficits), Years ended
 December 31, 1996, 1995 and 1994                                   20

Consolidated Statements of Cash Flows,
  Years ended December 31, 1996, 1995 and 1994                      21

Notes to Consolidated Financial Statements                     22 - 28



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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Dearborn Income Properties L.P. and consolidated ventures as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG Peat Marwick LLP
Chicago, Illinois
March 7, 1997

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                      Consolidated Balance Sheets

                      December 31, 1996 and 1995

                                Assets

                                            1996           1995
Current assets:
     Cash and cash equivalents (note 1)       694,185        394,223
     Rents and other receivables            1,167,408        939,304
     Due from affiliates                        2,215          2,014
     Prepaid expenses                           9,307          9,073

          Total current assets              1,873,115      1,344,614

Investment properties, at cost (note 2):
     Land                                   2,273,114      2,273,114
     Buildings and improvements            15,629,211     15,594,670
                                           17,902,325     17,867,784
     Less accumulated depreciation         (5,304,609)    (4,809,502)
                                           12,597,716     13,058,282
Investment in unconsolidated venture,
  at equity (notes 2 and 7)                   908,649        915,594
Deferred rents receivable                     855,090      1,537,569
Deferred loan costs                            82,777        103,672

Total assets                               16,317,347     16,959,731













     See accompanying notes to Consolidated Financial Statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                Consolidated Balance Sheets - Continued

                      December 31, 1996 and 1995

         Liabilities and Partners' Capital Accounts (Deficits)

                                            1996           1995
Current liabilities:
     Accounts payable and accrued expenses     215,158        209,208
     Due to affiliates (note 6)                262,509        238,190
     Accrued interest                           67,128         69,274
     Unearned revenue                           60,538              -
     Current portion
       of long-term debt  (note 3)           4,787,641        283,213

          Total current liabilities          5,392,974        799,885

Long-term liabilities:
     Long-term debt (note 3)                 4,101,986      8,889,627
     Venture partners' equity
         in consolidated ventures (note 2)   1,276,196      1,301,012
     Deposits                                   12,471         29,924
         Total long-term liabilities         5,390,653     10,220,563

          Total liabilities                 10,783,627     11,020,448

Partners' capital accounts (deficits) (notes 1 and 4):
     General partners
     - cumulative net income (loss)            (2,032)            489
          Total general partner
             capital (deficit)                 (2,032)            489

     Limited partners:
          Capital contributions             8,800,461       8,800,461
          Cumulative net income (loss)       (193,770)         55,805
          Cumulative cash distributions    (3,070,939)     (2,917,472)
           Total limited partner capital    5,535,752       5,938,794

          Total partners' capital accounts  5,533,720       5,939,283

Commitments and contingencies (notes 2 and 6)

Total Liabilities and Partners' Capital    16,317,347      16,959,731



     See accompanying notes to Consolidated Financial Statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                 Consolidated Statements of Operations

             Years ended December 31, 1996, 1995, and 1994


                                        1996         1995        1994
Revenues:
     Rental income                      1,157,013    1,362,917   1,726,953
     Tenant charges                       110,023       90,843      90,452
     Termination fee,
       net of related costs                     -            -   1,656,969
     Interest income                       93,303      125,351      21,557

          Total revenues                1,360,339    1,579,111   3,495,931

Expenses:
     Property operating expenses          284,850      397,021     295,739
     Interest                             819,249      821,576     857,152
     Depreciation                         495,107      493,209     494,491
     Amortization                          22,141       21,908      20,893
     General and administrative expenses  121,713      112,686     106,526

          Total expenses                1,743,060    1,846,400   1,774,801

Operating income (loss)                  (382,721)    (267,289)  1,721,130

Partnership's share of operations
    of unconsolidated venture              96,014       67,587      51,758

Venture partners' share of consolidated
  ventures' operations (note 1)            34,611       65,054    (614,111)

Net income (loss)                        (252,096)    (134,648)  1,158,777

Net income (loss) per
 limited partnership unit (note 1)         (12.19)       (6.51)      56.05

Cash distribution per
 limited partnership unit                    7.50        11.26       14.96





     See accompanying notes to Consolidated Financial Statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

   Consolidated Statements of Partners' Capital Accounts (Deficits)

             Years ended December 31, 1996, 1995 and 1994

                        General Partners                    Limited Partners (20,468.5 Units)           .

                                         Contributions,                  Cash
                       Net income        net of          Net income   distrib-
                       (loss)    Total   offering costs  (loss)       utions        Total
Balance (deficit)
at December 31, 1993   (9,753)  (9,753)  8,800,461        (958,082)   (2,380,771)   5,461,608

Net income             11,588   11,588           -       1,147,189             -    1,147,189
Cash distributions          -        -           -              -       (306,216)    (306,216)

Balance (deficit)
 at December 31, 1994   1,835    1,835   8,800,461         189,107    (2,686,987)   6,302,581

Net loss               (1,346)  (1,346)          -        (133,302)            -     (133,302)
Cash distributions          -        -           -               -      (230,485)    (230,485)

Balance (deficit)
 at December 31, 1995     489      489   8,800,461          55,805    (2,917,472)   5,938,794

Net loss               (2,521)  (2,521)          -        (249,575)            -     (249,575)
Cash distributions          -        -           -               -      (153,467)    (153,467)

Balance (deficit)
 at December 31, 1996  (2,032)  (2,032)  8,800,461        (193,770)   (3,070,939)   5,535,752









     See accompanying notes to Consolidated Financial Statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                 Consolidated Statements of Cash Flows

             Years ended December 31, 1996, 1995 and 1994

                                            1996        1995        1994
Cash flows from operating activities:
  Net income (loss)                         (252,096)   (134,648)   1,158,777
  Items not requiring cash
       or cash equivalents:
     Depreciation                            495,107     493,209      494,491
     Amortization                             22,141      21,908       20,893
     Partnership's share of operations of
       unconsolidated venture,
       net of distributions                    6,945      22,354       64,504
     Venture partners' share of consolidated
       ventures' operations                  (34,611)    (65,054)     614,111

  Changes in:
     Rents and other receivables            (228,104)      1,406     (750,431)
     Due from affiliates                        (201)      3,023       (1,785)
     Prepaid expense                            (234)        (66)       1,153
     Deferred rents receivable               682,479     208,077     (948,166)
     Accounts payable and accrued expenses     5,950      (4,530)        (616)
     Due to affiliates                        24,319      17,501       15,945
     Accrued interest                         (2,146)        442       (6,111)
     Unearned revenues                        60,538           -      (71,245)
     Deposits                                (17,453)    (89,023)     106,770
Net cash provided by operating activities    762,634     474,599      698,290

Cash flows from investing activities-
  additions to investment property           (34,541)     (9,375)      (9,026)
Net cash used in investing activities        (34,541)     (9,375)      (9,026)

Cash flows from financing activities:
  Payment of deferred loan costs              (1,246)    (88,745)     (10,138)
  Venture partners' distributions
    from consolidated ventures                 9,795       9,470      (44,998)
  Distributions to limited partners         (153,467)   (230,485)    (306,216)
  Principal payments on long-term debt      (283,213)   (270,882)    (271,034)
Net cash used in financing activities       (428,131)   (580,642)    (632,386)

Net increase (decrease) in cash
 and cash equivalents                        299,962    (115,418)      56,878

Cash and cash equivalents
 at beginning of year                        394,223     509,641      452,763

Cash and cash equivalents
 at end of year                              694,185     394,223      509,641

Supplemental disclosure of cash flow information-
  cash paid for mortgage
   and other interest                        821,395     821,134      863,263

     See accompanying notes to Consolidated Financial Statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

              Notes to Consolidated Financial Statements

                   December 31, 1996, 1995 and 1994

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

     For the years ended December 31, 1996, 1995 and 1994, the accompanying Consolidated Financial Statements include the accounts of the Partnership and its Consolidated Ventures - Vero Beach Associates and Downers Grove Building Partnership, and its equity investment in Sycamore Mall Associates. The effect of all transactions between the Partnership and the Consolidated Ventures has been eliminated.

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

                                    (unaudited)            (unaudited)
                                    1996        1996       1995        1995
                                    GAAP        Tax        GAAP        Tax
                                    Basis       Basis      Basis       Basis
Total assets                        16,317,347  5,211,295  16,959,731  5,460,474

Partners' capital accounts (deficits):
    General partners                    (2,032)   (25,043)        489    (22,697)
    Limited partners                 5,535,752  5,029,542   5,938,794  5,300,701

Net income (loss):
  General partners                      (2,521)    (2,346)     (1,346)    (1,241)
  Limited partners                    (249,575)  (117,692)   (133,302)    18,709

Net income (loss) per limited
  partnership unit                      (12.19)     (5.75)      (6.51)      0.91

     The net income (loss) per limited partnership unit presented is based on the limited partnership units outstanding at the end of each period (20,468.5).

     The Partnership's distributions from its unconsolidated venture are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such investments, with an original maturity of three months or less ($291,741 and $237,206 at December 31, 1996 and 1995, respectively), as cash equivalents.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partners to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Under the Partnership's current impairment policy, provisions for value impairment are recorded with respect to investment properties pursuant to the basic principles of Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of". The Partnership's adoption of SFAS 121 on January 1, 1996, had no effect on the consolidated financial statements.


(2)  Venture Agreements

     (a)  General

     The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $7,685,642 through December 31, 1996. The Partnership has acquired, through these ventures, interests in two shopping centers and an office building.

     (b)  Vero Beach Associates

     On November 30, 1986, the Partnership purchased an interest in Indian River Plaza, a 147,111 gross leaseable square foot shopping center on U.S. Highway 1 in Vero Beach, Florida. The Partnership's ownership of Indian River Plaza was effected through its 1% partnership interest in Vero Beach Associates (the "Operating Partnership") which holds fee title to the property. An affiliate of the Managing General Partner purchased the remaining 99% interest in the Operating Partnership. In May 1987, upon the sale of a sufficient number of Units, the Partnership made an additional capital contribution to increase its interest in the Operating Partnership. The Partnership's interest in the cash distributions and allocations for Federal income tax purposes of all losses of the Operating Partnership and of profits of the Operating Partnership from the sale or refinancing of the property is 99.9%, and its interest in the allocation of profits from operations of the Operating Partnership for Federal income tax purposes is 98%. At December 31, 1996, the Partnership had made capital contributions aggregating $4,710,642 to the Operating Partnership.

     The property is managed by an affiliate of the seller under a management agreement that provides for a fee equal to 3% of operating income, payable on a monthly basis. Management fees deferred pursuant to a previous management agreement aggregate $105,952 at December 31, 1996 and 1995.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued

(c)  Downers Grove Building Partnership

    The Partnership has contributed a total of $1,900,000 to, and owns a 66-2/3% interest in, Downers Grove Building Partnership (the "Building Partnership"). The remaining 33-1/3% interest in the Building Partnership is held by a non-affiliate of the General Partners. The Building Partnership owns a 56,449 square foot two-story office and laboratory building (the "Downers Grove Building"). The Partnership has consolidated the assets and operations of the Building Partnership as of and for the years ended December 31, 1996, 1995 and 1994.

     The Downers Grove Building was originally leased to Reichhold Chemicals, Inc. ("Reichhold"), on a 15 year triple net lease, which provided for bi-annual escalations of 8%, and expiration on February 2, 2002. In November 1994, Reichhold vacated the Downers Grove Building. In connection with the termination of their lease, two annuity contracts were purchased by Reichhold in the amount of $2,500,000. The annuity contracts were subsequently assigned to the Building Partnership to collateralize payment of the lease termination fee. The annuity contracts provide for payments beginning December 1, 1994, through November 1, 2001. Costs of $843,031, reflecting previously deferred rents receivable, were expensed as a result of the termination. The net amount of $1,656,969 was recognized as income in 1994. The total principal payments to be received from the annuities in 1997 aggregate $188,090 and are included in rents and other receivables, $855,090 is included in deferred rents receivable on the consolidated balance sheet, and is expected to be received in the years 1998 through 2001. During 1996 and 1995, the Building Partnership recognized $76,477 and $107,031, respectively, of interest income relating to the annuity contracts.

     The Downers Grove Building is managed by an unaffiliated entity under a management agreement will continue in effect from year to year, unless and until terminated, for a management fee of $13,000 per year.


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

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued


     The property is managed by an affiliate of the General Partners and an affiliate of the seller under a five year management agreement that provides for a fee equal to 5% of the effective gross income, of which 1% is paid to an affiliate of the General Partners. During 1996, 1995 and 1994 the property incurred management fees of $96,048, $97,270 and $88,306, respectively.


(3)  Long-Term Debt

     Long-term debt consists of the following at December 31, 1996 and 1995:

                                                    1996          1995
$5,000,000 mortgage note, bearing interest
at 9%, amortized over 30 years payable
in monthly installments of principal and
interest of $40,250 until maturity on
July 1, 1997 when the remaining principal
balance of $4,474,527 is payable; secured
by the real and personal property of
Indian River Plaza.                                4,513,476      4,586,796

$4,586,044 mortgage note, bearing interest
at 9.125%, payable in monthly installments
of interest only of $34,873 from August 1,
1995 through February 1, 1996; principal
and interest of $55,170 from March 1, 1996
through August 1, 1998; and principal and
interest of $58,405 from September 1, 1998
until August 1, 2005 when the remaining
principal balance is due; secured by the
real and personal property of the Downers
Grove Building.                                    4,376,151      4,586,044

     Total debt                                    8,889,627      9,172,840

     Less current portion of long-term debt        4,787,641        283,213

     Total long-term debt                          4,101,986      8,889,627

     Five year maturities of long-term debt are as follows:

                          1997      4,787,641
                          1998        313,164
                          1999        370,362
                          2000        405,608
                          2001        444,208

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

(5)  Leases

     At December 31, 1996, the Partnership and its Consolidated Ventures' principal assets are a shopping center and an office building. The Partnership has determined that all leases relating to the properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over the estimated useful life of the property. Leases with tenants range in term from two to thirty years and provide for fixed minimum rent and partial to full reimbursement of operating costs. In addition, substantially all leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volume.

     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1996:

        Shopping center:
          Cost                                    9,850,763
          Accumulated depreciation               (3,193,056)
                                                  6,657,707

        Office building:
          Cost                                    8,051,562
          Accumulated depreciation               (2,111,553)
                                                  5,940,009

                     Total                       12,597,716

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued


     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

                          1997      1,069,795
                          1998      1,094,509
                          1999      1,023,397
                          2000        889,217
                          2000        892,460
                    Thereafter      3,172,545
                                    8,141,923

     Percentage rents (based on tenants' sales volume) included in rental income were $83,941, $274,615 and $227,875 for the years ended December 31, 1996, 1995 and 1994, respectively. In addition, the Partnership's Consolidated Ventures recognize income on a straight-line basis over the life of the related leases. Included in Rents and Other Receivables at December 31, 1996 and 1995 is $874,967 and $494,195, respectively, which represents rental income due from tenants in future periods.

(6)  Transactions with Affiliates

     In connection with the evaluation, investigation, negotiation, selection and purchase of the Partnership's investment properties, affiliates of the General Partners were entitled to receive acquisition fees from the Partnership, equal to 4.85% of the gross proceeds from the offering of Units. As of December 31, 1996, the aggregate amount of acquisition fees earned by affiliates of the General Partners was $496,361, all of which was paid.

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

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the years ended December 31, 1996, 1995 and 1994 are as follows:

Unpaid  at
                                    1996     1995     1994    Dec. 31, 1996
Non-accountable expense
 reimbursement                      25,588   25,588   25,588  254,112

Reimbursement (at cost)
 for administrative services        18,163   17,233   17,236    8,397

                                    43,751   42,821   42,824  262,509

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued


(7)  Investment in Unconsolidated Venture

     Summary financial information for Sycamore Mall Associates as of December 31, 1996 and 1995 is as follows:

                                                     1996         1995
        Current assets                                596,602      476,386
        Current liabilities                          (387,429)    (382,479)

          Working capital                             209,173       93,907

        Deferred expenses                              59,273       68,472
        Ventures partners' equity                  (2,400,305)  (2,420,956)
        Investment property, net                    7,769,373    8,043,994
        Long-term debt                             (4,728,865)  (4,870,823)

          Partnership's capital                       908,649      915,594

     Represented by:
          Invested capital                          1,150,913    1,150,913
          Cumulative cash distributions              (672,602)    (569,643)
          Cumulative income                           430,338      334,324

                                                      908,649      915,594

     Total revenues                                 1,947,827    1,957,849
     Total expenses                                 1,567,422    1,690,073

     Net income                                       380,405      267,776

The total revenues, expenses and net income for the above venture for the year ended December 31, 1994 were $1,784,231, $1,579,166 and
$205,065, respectively.


(8)  Subsequent Event

     In March 1997, the Partnership paid cash distributions of $38,232 to the Limited Partners.

                      FIRST DEARBORN INCOME PROPERTIES L.P.
                             (a limited partnership)
                            and Consolidated Ventures
                                December 31, 1996

                                  Schedule III
              Consolidated Real Estate and Accumulated Depreciation

                                        (a)                                          (b)
                                  Initial Cost         Additions        Gross amount at period end
                                       Building &   Building &          Building &              Accumulated  Date
                 Encumbrance    Land   Improvements Improvements Land   Improvements    Total   Depreciation Constructed
Shopping Center
Vero Beach, FL     4,513,640    931,905   8,532,052   357,758    960,953   8,889,810   9,850,763  3,193,056    1979

Office Building                                                                                                1983
Downers Grove, IL  4,376,151  1,312,161   6,728,640    10,761  1,312,161   6,739,401   8,051,562  2,111,553    1987

Total              8,889,791  2,244,066  15,260,692   344,625  2,273,114  15,629,211  17,902,325  5,304,609

(a)  The initial cost represents the original purchase price of the properties.
(b) The aggregate cost of the above real estate at December 31, 1996 for Federal income tax purposes is $16,558,459.

                                           1996        1995        1994
(c)  Reconciliation of real estate owned
          Balance at beginning of period   17,867,784  17,858,409  17,849,383
          Additions                            34,541      9,375        9,026
          Balance at end of period         17,902,325  17,867,784  17,858,409

(d)  Reconciliation of accumulated depreciation
            Balance at beginning of period  4,809,502   4,316,293   3,821,802
            Depreciation expense              495,107     493,209     494,491
            Balance at end of period        5,304,609   4,809,502   4,316,293

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

     FDIP Associates, the Associate General Partner, was formed under
the laws of the State of Illinois and has a nominal net worth.   Its
constituent partners are First Dearborn Partners, an Illinois general partnership formed in January, 1984, whose constituent partners are Messrs. Block and Ross, and Hampshire Syndications, Inc., a New Hampshire corporation. Hampshire Syndications, Inc. is wholly owned by Hampshire Funding, Inc., a New Hampshire corporation, which is a wholly-owned subsidiary of Chubb Life Insurance Company of America. The officers and directors of Hampshire Syndications, Inc. are Ronald R. Angarella, President and Director, Charles C. Cornelio, Vice President, Counsel, Secretary and Director, Frederick H. Condon, Vice President and Director and John A. Weston, Treasurer.

     Messrs. Block and Ross are not affiliated with Chubb Securities Corporation, except that each is affiliated with the Associate General Partner.

     The persons listed below occupy key management position with the General Partners:

     Mr. Bruce H. Block, age 59, has been a principal in numerous real estate ventures which own, have an interest in, or have owned various types of property that have included apartment and office buildings, shopping centers and vacant land. Mr. Block is an Illinois licensed attorney, a certified public accountant and a licensed real estate broker in the State of Illinois. Mr. Block practiced corporate and real estate law in Chicago for over 20 years and is a shareholder in the Chicago law firm of Ross & Block, P.C.

     Mr. Robert S. Ross, age 59, has been a principal in many real estate ventures which own, have an interest in, or have owned various types of property including apartment and office buildings, shopping centers and vacant land. Mr. Ross is an Illinois licensed attorney, a licensed real estate broker in the State of Illinois and is an affiliate member of Real Estate Securities and Syndication Institute. He also practiced general and real estate law in the Chicago are for over 22 years and is a shareholder in the Chicago law firm of Ross & Block P.C.

     Mr. Ronald R. Angarella, age 39, currently serves as President, Chairman and Director of Chubb Securities Corporation and Hampshire Funding, Inc. and President and Director of Hampshire Syndications, Inc. Mr. Angarella is also President and Director of Chubb America Fund, Inc., Senior Vice President and Director of Chubb Investment Funds, Inc. and Senior Vice President, Sales of Chubb Life Insurance Company of America. Mr. Angarella is a graduate of Providence College and Brown University.

     Mr. Charles C. Cornelio, age 37, is Vice President, General
Counsel and Secretary of Chubb Securities Corporation, Hampshire
Syndications, Inc. and Hampshire Funding, Inc. He is also Executive Vice President and Chief Administrative Officer of Chubb Life Insurance Company of America and Vice President and General Counsel of Chubb America Fund, Inc. and Chubb Investment Funds, Inc.

     Mr. Frederick H. Condon, age 62, is a Director of Hampshire
Funding, Inc. and Chubb Securities Corporation. Mr. Condon also serves as Senior Vice President, General Counsel and Secretary of Chubb Life Insurance Company of America, Chubb Colonial Life Insurance Company and Chubb Sovereign Life Insurance Company.

     John Weston, age 37, Treasurer of Hampshire Funding, Inc., Chubb Securities Corporation, Hampshire Syndications, Inc., Chubb Investment Funds, Inc., Chubb America Fund, Inc. and Chubb Investment Advisory Corporation. Mr. Weston also serves as Assistant Vice President of Chubb Life Insurance Company of America.


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

     Certain compensation has accrued to the General Partners and their affiliates for services rendered on behalf of the Partnership. In connection with the evaluation, investigation, negotiation, selection and purchase of the Partnership's investment properties, affiliates of the General Partners were entitled to receive acquisition fees from the Partnership, equal to 4.85% of the gross proceeds from the offering of Units. As of December 31, 1996, the aggregate amount of acquisition fees earned by affiliates of the General Partners was $496,361, all of which was paid.

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

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                    Unpaid  at
                                         1996     1995     1994     Dec.31, 1996
Non-accountable expense  reimbursement   25,588   25,588   25,588   254,112
Reimbursement (at cost)
  for administrative services            18,163   17,233   17,236     8,397
                                         43,751   42,821   42,824   262,509
</TABLE

     There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security ownership of certain Beneficial Owners and
Management

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

     (b) The following table sets forth information regarding the beneficial ownership of Units as of December 31, 1996 by directors and/or general partners of the General Partners, and by all officers, directors and for general partners of the General Partners as a group:

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

     (2) Includes 15 units owned by the immediate family of one of the officers of a general partner of the Associate General Partner.
</TABLE

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

      (a) (1)(2) See Index to Financial Statements and Financial Statement Schedules on page 15.

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


     (b) No reports on Form 8-K were filed in the last quarter of 1996.

     (c) An annual report for the fiscal year 1996 will be sent to the Limited Partners subsequent to this filing and the Partnership will furnish copies of such report to the Securities and Exchange Commission at that time.

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

                                   FIRST DEARBORN INCOME PROPERTIES
L.P.
                                        (Registrant)

                                    BY: FDIP, Inc.
                        (Managing General Partner)


Date:  March 28, 1997 BY:  _______ Robert S. Ross
                                   Its:  President

                              BY:  FDIP Associates
                       (Associate General Partner)
           BY:  First Dearborn Partners, a Partner

Date:  March 28, 1997 BY:  ________ Robert S. Ross
                                         a Partner

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signatures                 Title                        Date


         /s/ Robert S. Ross       President and Director       March 28, 1997
      Robert S. Ross              of FDIP, Inc. (Principal
                                  Executive Officer)

        /s/ Bruce H. Block        Secretary and Director       March 28, 1997
      Bruce H. Block              of FDIP, Inc. (Principal
                                  Financial Officer)
