Form 10-Q
period 1997-03-31
FIRST DEARBORN INCOME PROPERTIES LP
filed 1997-05-15
CIK 806182

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                               FORM 10-Q


            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1997

                                  OR

            [ ]    TRANSITION REPORT PURSUANT TO SECTION 13
            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ........ to ........


                    Commission file number 0-16820


                 FIRST DEARBORN INCOME PROPERTIES L.P.
        (Exact name of registrant as specified in its charter)


    Delaware                                             36-3473943
(State of organization)                     (IRS EmployerIdentification No.)


 154 West Hubbard Street, Suite 250, Chicago, IL            60610
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


Units outstanding as of March 31, 1997:  20,468.5

                    PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                            Balance Sheets

                 March 31, 1997 and December 31, 1996
                              (Unaudited)

                                Assets
                                                March 31,        December 31,
                                                1997             1996

Current assets:
     Cash and cash equivalents (note 1)            517,401          694,185
     Rents and other receivables                 1,160,217        1,167,408
     Due from affiliates                             2,216            2,215
     Prepaid expense                                 4,247            9,307
          Total current assets                   1,684,081        1,873,115

Investment property, at cost (note 1):
     Land                                        2,273,114        2,273,114
     Building                                   15,638,446       15,629,211
                                                17,911,560       17,902,325
     Less accumulated depreciation              (5,428,451)      (5,304,609)
                                                12,483,109       12,597,716

Investment in unconsolidated venture,
    at equity (note 2)                             901,190          908,649
Deferred rents receivable                          806,245          855,090
Deferred loan costs                                 78,178           82,777

     Total assets                               15,952,803       16,317,347



          See accompanying notes to the financial statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                            Balance Sheets

                 March 31, 1997 and December 31, 1996
                              (Unaudited)


              Liabilities and Partners' Capital Accounts
                                                  March 31,      December 31,
                                                  1997           1996
Current liabilities:
     Accounts payable and accrued expenses           180,427        215,158
     Due to affiliates (note 3)                      266,493        262,509
     Accrued interest                                 65,386         67,128
     Unearned revenue                                      -         60,538
     Current portion of long-term debt             4,790,100      4,787,641
Total current liabilities                          5,302,406      5,392,974

Long-term debt                                     4,014,007      4,101,986
Venture partners' equity
      in consolidated venture (note 2)             1,259,606      1,276,196
Deposits                                              12,307         12,471
     Total long-term liabilities                   5,285,920      5,390,653

     Total liabilities                            10,588,326     10,783,627

Partners' capital accounts (deficits) (note 1):
     General partners:
          Cumulative net income                       (3,342)        (2,032)

     Limited partners:
          Capital contributions                    8,800,461      8,800,461
          Cumulative net income                     (323,471)      (193,770)
          Cumulative cash distributions           (3,109,171)    (3,070,939)
                                                   5,367,819      5,535,752

      Total partners' capital accounts             5,364,477      5,533,720

Commitments and contingencies (note 2)

      Total Liabilities and Partners' Capital     15,952,803     16,317,347

          See accompanying notes to the financial statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                 Consolidated Statement of Operations

              Three months ended March 31, 1997 and 1996

                              (Unaudited)

                                                 1997               1996
Revenues:
     Rental income                                255,204            289,705
     Tenant charges                                27,648             24,468
     Interest income                               20,301             22,248

          Total revenues                          303,153            336,421

Expenses:
     Property operating expenses                   82,553             74,939
     Interest                                     200,594            207,557
     Depreciation                                 123,842            121,783
     Amortization                                   4,599              8,285
     General and administrative expenses           49,358             30,052

          Total expenses                          460,946            442,616

Operating loss                                   (157,793)          (106,195)

Partnership's share of operations
  of unconsolidated ventures                       17,776             25,085

Venture partner's share of consolidated
  venture's operations (note 1)                     9,006             10,625

Net income (loss)                                (131,011)           (70,485)

Net income (loss)
    per limited partnership unit  (note 1)          (6.34)             (3.41)

Cash distribution per limited partnership unit       1.87               1.89


          See accompanying notes to the financial statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                 Consolidated Statements of Cash Flows

              Three months ended March 31, 1997 and 1996

                              (Unaudited)

                                                    1997        1996
Cash flows from operating activities:
  Net income (loss)                               (131,011)          (70,485)
  Items not requiring (providing)
     cash or cash equivalents:
     Depreciation                                  123,842           121,783
     Amortization                                    4,599             8,285
     Partnership's share of operations of
       unconsolidated venture                        7,459           (18,776)
     Venture partners' share of
       consolidated venture's operations            (9,006)          (10,625)

  Changes in:
     Rents and other receivables                     7,191           275,671
     Prepaid expenses                                5,060             5,350
     Deferred rents receivable                      48,845            46,999
     Accounts payable and accrued expenses         (36,473)          (74,491)
     Due to affiliates                               3,983            13,670
     Unearned revenue                              (60,538)                0
     Tenant deposits                                  (164)          (14,178)
Net cash provided by (used in)
    operating activities                           (36,213)          280,246

Additions to building:                              (9,235)                0

Cash flows from financing activities:
     Venture partners' distributions
      from consolidated venture                     (7,584)                0
     Distributions to limited partners             (38,232)          (38,681)
     Principal payments on long-term debt          (85,520)          (37,976)
Net cash used in financing activities             (131,336)          (76,657)

Net increase (decrease)
 in cash and cash equivalents                     (176,784)          203,589

          See accompanying notes to the financial statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

              Notes to Consolidated Financial Statements

                       March 31, 1997  and 1996

                              (Unaudited)

       Readers of  this  quarterly  report  should  refer   to   the
Partnership's audited financial statements for the fiscal year ended December 31, 1996, which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  Basis of Accounting

      For the three month periods ended March 31, 1997 and March 31, 1996 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures - Vero Beach Associates and Downers Grove Building Partnership (the "Ventures"). The effect of all transactions between the Partnership and the Ventures has been eliminated.

      The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Sycamore Mall Associates.

      The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the three months ended March 31, 1997 and 1996 is summarized as follows:

                                    1997                       1996
                            GAAP          Tax          GAAP         Tax
                            Basis         Basis        Basis        Basis
Net income (loss)           (131,011)     (98,152)     (70,485)     (32,456)

Net income (loss) per
 limited partnership unit      (6.34)       (4.75)       (3.41)       (1.57)

      The net loss per limited partnership unit presented is based on the weighted limited partnership units outstanding at the end of each period (20,468.5).

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued

       Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements the Partnership's policy is to consider all such investments, with an original maturity of three months or less, ($291,582 and $291,741 at March 31, 1997 and December 31, 1996,
respectively) as cash equivalents.

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

(2)  Venture Agreements

       The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $7,685,642 through March 31, 1997. The Partnership has acquired, through these ventures, interests in two shopping centers and an office building partnership.

(3)  Transactions with Affiliates

      Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the three months ended March 31, 1997 and 1996 are as follows:

                                                                  Unpaid at
                                                                  March 31,
                                           1997        1996       1997
 Non-accountable expense reimbursement      6,397       6,397      260,509
 Reimbursement (at cost) for
     administrative services                4,250       4,250        5,984

                                           10,647      10,647      266,493

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued

(4)  Unconsolidated Ventures - Summary Information

     Summary income statement information for Sycamore Mall Associates for the three months ended March 31, 1997 and 1996 is as follows:

                                           1997              1996
     Total revenue                         468,194           480,429
     Operating income (loss)                70,538            99,551
     Partnership's share of income          17,776            25,085

(5)  Adjustments

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 1997 and 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      At March 31, 1996, the Partnership had cash and cash equivalents of $517,401 which will be utilized for working capital requirements and for future distributions to Partners. This is $176,784 less than the $694,185 balance at December 31, 1996. The decrease is primarily due to the timing of the receipt of percentage rent and expense recoveries from tenants at the Vero Beach property. A significant portion of the amounts due were paid by tenants after March 31, 1997. In 1996 most of the amounts were received before March 31. This combined with larger operating losses at the Vero Beach Property, resulted in a $36,213 deficit cash flow from operations during the three months ended March 31, 1997, as compared to a positive cash flow of $280,246 during the three months ended March 31, 1996.

      The Partnership has received a commitment for the refinancing of the mortgage loan at the Vero Beach property. The interest rate and monthly payments of the new loan will be similar to that of the existing loan, which expires July 1, 1997. The amount of the new loan is expected to be sufficient to payoff the existing indebtedness and pay most of the costs of obtaining the new financing. There is no anticipated change in the cash flows from the Vero Beach property as a result of the refinancing. However the maturity of the new loan is expected to be 30 years, in 2027. There can be no assurances that the new loan will be funded, and if it is not, the Partnership could end up in default of the terms of the existing indebtedness.

      The Partnership has maintained its current level of distribution to Limited Partners. During the quarter ended March 31, 1997, the Partnership distributed $38,232 ($1.87 per unit) to Limited Partners as compared to $38,681 ( $1.89 per unit) during the quarter ended March 31, 1996.

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

Results of Operations

      For the three month periods ended March 31, 1997 and March 31, 1996 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures - Vero Beach Associates and Downers Grove Building Partnership. The effect of all transactions between the Partnership and the Ventures has been eliminated.

      The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Sycamore Mall Associates.

      The $34,501 (12%) decrease in rental income for the three month period ended March 31, 1997 as compared to the three month period ended March 31, 1996 is primarily attributed to increased vacancy at the Vero Beach property. In addition to Walgreens, which vacated in early 1996, several small tenant spaces became vacant at the end of 1996. Management has successfully found a replacement tenant for the Walgreen's space. Beall's Outlet occupied 12,000 square feet in March 1997, raising occupancy to 93%. Leasing efforts are underway for the remainder of the vacant space.

      The $3,180 (13%) increase in tenant charges income for the three months ended March 31, 1997 as compared to the three month period ended March 31, 1996 is attributable to an increase in operating expenses which are reimbursed by the tenants.

      The $1,947 (9%) decrease in interest income for the three months ended March 31, 1997 as compared to the three month period ended March 31, 1996 is attributable to the interest earned on the annuities purchased in connection with the lease buy out in 1994 at the Downers Grove property. As payments have been made from the annuities, there is a reducing amount remaining upon which interest is earned.

      The $7,614 (10%) increase in property operating expense for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily attributable to an increase in building maintenance and repairs at Indian River Plaza. Management has undertaken several maintenance projects in conjunction with the recently vacated tenant spaces.

     The $6,963 (3%) decrease in interest expense for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily attributable to reductions in the outstanding balance of the mortgage indebtedness.

      The $19,306 (64%) increase in general and administrative expense for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily attributable to the timing of professional fees for the annual audit and tax return preparation. Payment in 1997 was accelerated to March, as compared to April in the previous year..

      The Partnership's allocation of income from unconsolidated ventures decreased $7,309 from $25,085 during the three months ended March 31, 1996 to $17,776 during the three months ended March 31, 1997, as a result of increased vacancy at Sycamore Mall. Occupancy at March 31, 1997 was 87% as compared to 95% as of March 31, 1996.

                               OCCUPANCY

     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                              at        at        at        at         at         at         at
                           03/31/96  06/30/96  09/30/96  12/31/96   03/31/97   06/30/97   09/30/97
Indian River Plaza
Vero Beach, FL              98%       89%       89%       89%        93%


Downers Grove Building
Downers Grove, IL          100%      100%      100%      100%       100%


Sycamore Mall
Iowa City, Iowa             95%       86%       87%       87%        88%

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



                    FIRST DEARBORN INCOME PROPERTIES L.P.
                    (Registrant)


                    By:  FDIP, Inc.
                    (Managing General Partner)






May 14, 1997        By:  /s/ Robert S. Ross
                    President
                    (Principal Executive Officer)









May 14, 1997        By:  /s/ Bruce H. Block
                    Vice President
                    (Principal Financial Officer)