Form 10-Q
period 1997-06-30
FIRST DEARBORN INCOME PROPERTIES LP
filed 1997-08-18
CIK 806182

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                               FORM 10-Q


            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1997

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


Units outstanding as of June 30, 1997:  20,468.5

                    PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                            Balance Sheets

                  June 30, 1997 and December 31, 1996
                              (Unaudited)

                                Assets
                                            June 30, December 31,
                                              1997                1996

Current assets:
           Cash and cash equivalents (note 1)             424,918
694,185
     Rents and other receivables                        1,252,052
1,167,408
     Due from affiliates                                    3,482
2,215
     Prepaid expense                                          825
9,307
          Total current assets                       1,681,277
1,873,115

Investment property, at cost (note 1):
     Land                                  2,273,114    2,273,114
     Building                             15,638,446   15,629,211
                                          17,911,560   17,902,325
     Less accumulated depreciation       (5,552,293)  (5,304,609)
                                                12,359.26712,597,716

Investment in unconsolidated venture, at equity (note 2)  871.548
908,649
Deferred rents receivable                    761.108      855,090
Deferred loan costs                           73,579       82,777

     Total assets                        $15,746,779   16,317,347



          See accompanying notes to the financial statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                            Balance Sheets

                  June 30, 1997 and December 31, 1996
                              (Unaudited)

              Liabilities and Partners' Capital Accounts
                                                   June 30,December
31,
                                                             1997
1996
Current liabilities:
     Accounts payable and accrued expenses$       207,171 215,158
     Due to affiliates (note 3)              272,891      262,509
     Accrued interest                         65,238       67,128
     Unearned revenue                              -       60,538
     Current portion of long-term debt     4,790,500    4,787,641
Total current liabilities                  5,335,800    5,392,974

Long-term debt                                 3,903,2144,101,986
Venture partners' equity in consolidated venture (note 2)   1,242,307
1,276,196
Deposits                                      12,307        12,471
     Total long-term liabilities                 5,157,828   5,390,653

     Total liabilities                          10,493,628 10,588,326

Partners' capital accounts (deficits) (note 1):
     General partners:
          Cumulative net income               (5,370)       (3,342)
                                                          (5,370)
(3,342)
     Limited partners:
          Capital contributions            8,800,461    8,800,461
          Cumulative net income            (394,537)    (193,770)
          Cumulative cash distributions  (3,147,403)  (3,070,939)
                                                   5,258,521   5,
535,752

      Total partners' capital accounts     5,253,151    5,533,720

Commitments and contingencies (note 2)

      Total Liabilities and Partners' Capital$15,746,779 16,317,347

          See accompanying notes to the financial statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                 Consolidated Statement of Operations

               Three months ended June 30, 1997 and 1996

                              (Unaudited)

                                                         1997
1996
Revenues:
     Rental income                            $  279,187  295,186
     Tenant charges                             35,502     31,402
     Interest income                                 27,823    22,785

          Total revenues                        342,512   349,373

Expenses:
     Property operating expenses                   67,681  74,277
     Interest                                     198,629 206,224
     Depreciation                               123,842   139,887
     Amortization                               4,599       8,286
     General and administrative expenses          31,878    61,019

          Total expenses                           426,629  489,693

Operating loss                                  (84,117)(140,320)

Partnership's share of operations
  of unconsolidated ventures                   6,950       25,829

Venture partner's share of consolidated
  venture's operations (note 1)                      1,438    12,951

Net income (loss)                           $ (75,729)  (101,540)

Net income (loss) per limited partnership unit  (note 1) $     (3.66)
(4.92)

Cash distribution per limited partnership unit  $       1.86
1.88


          See accompanying notes to the financial statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                 Consolidated Statement of Operations

                Six months ended June 30, 1997 and 1996

                              (Unaudited)

                                                             1997
1996
Revenues:
     Rental income                        $    534,391    584,891
     Tenant charges
63,150                                        55,870
     Interest income
48,124                                        45,033

          Total revenues
645,665                                      685,794

Expenses:
     Property operating expenses                             150,234
149,216
     Interest
399,223                                      413,781
     Depreciation
247,684                                      261,670
     Amortization
9,198                                         16,571
     General and administrative expenses                   81,236
91,071

          Total expenses
887,575                                      932,309

Operating loss                                               (241,910)
(246,515)

Partnership's share of operations
  of unconsolidated ventures                               24,726
50,914

Venture partner's share of consolidated
  venture's operations (note 1)
14,389                                        23,576
Net income (loss)                                $  (202,795)  (1
72,025)

Net income (loss) per limited partnership unit
  (note 1)                                         $        (9.81)
(8.32)

Cash distribution per limited partnership unit$           3.74
3.77

            See accompanying notes to financial statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                 Consolidated Statements of Cash Flows

                Six months ended June 30, 1997 and 1996

                              (Unaudited)

                                                              1997
1996
Cash flows from operating activities:
  Net income (loss)                        (202,795)    (172,025)
  Items not requiring (providing) cash or cash equivalents:
     Depreciation                            247,684      261,670
     Amortization                              9,198       16,571
     Partnership's share of operations of
                     unconsolidated venture - net of distributions
37,101                                      (21,894)
     Venture partners' share of consolidated venture's operations
(33,889)                                    (23,576)

  Changes in:
     Rents and other receivables            (84,644)      231,310
     Prepaid expenses                          8,482        9,007
     Deferred rents receivable                93,982       93,998
     Accounts payable and accrued expenses   (9,877)     (46,111)
     Unearned revenue                       (60,538)            -
     Due to affiliates                         9,115       13,682
     Tenant deposits                           (164)     (15,217)
Net cash provided by (used in) operating activities    13,655  347,415

Additions to building:                       (9,235)     (20,365)

Cash flows from financing activities:
     Distributions to limited partners      (76,464)     (76,958)
     Payment of deferred loan costs                0            0
     Principal payments on long-term debt  (195,913)     (56,056)
Net cash used in financing activities      (272,377)    (133,014)

Net increase (decrease) in cash and cash equivalents  $ (269,267)
194,036

          See accompanying notes to the financial statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

              Notes to Consolidated Financial Statements

                        June 30, 1997  and 1996

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

(1)  Basis of Accounting

      For the three and six month periods ended June 30, 1997 and June 30, 1996, the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures - Vero Beach Associates and Downers Grove Building Partnership (the "Ventures"). The effect of all transactions between the Partnership and the Ventures has been eliminated.

      The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Sycamore Mall Associates.

      The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the six months ended June 30, 1997 and 1996 is summarized as follows:

                         1997                         -          1996
-
                            GAAP        Tax            GAAP
Tax
                             Basis      Basis             Basis
Basis
Net income (loss)          $(202,795)  (137,500)(172,025)   (96,500)

Net income (loss) per limited partnership unit$  (9.81)(6.65) (8.32)
(4.67)

      The net loss per limited partnership unit presented is based on the weighted limited partnership units outstanding at the end of each period (20,468.5).

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued

       Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such investments with an original maturity of three months or less ($321,158 and $291,741 at June 30, 1996 and December 31, 1996,
respectively) as cash equivalents.

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

(2)  Venture Agreements

       The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $7,685,642 through June 30, 1997. The
Partnership has acquired, through these ventures, interests in two shopping centers and an office building partnership.

(3)  Transactions with Affiliates

      Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the six months ended June 30, 1997 and 1996 are as follows:

Unpaid at

June 30,

1997        1996       1997
     Non-accountable expense reimbursement
12,795     12,795    241,319
     Reimbursement (at cost) for administrative services
8,500       8,500        8,932

$21,295     21,295    250,251

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued

(4)  Unconsolidated Ventures - Summary Information

     Summary income statement information for Sycamore Mall Associates for the six months ended June 30, 1997 and 1996 is as follows:

1997              1996
     Total revenue
$  922,410       964,592
     Operating income (loss)
$    97,962       201,801
     Partnership's share of income
$    24,726         50,914

(5)  Adjustments

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 1997 and 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At June 30, 1997, the Partnership had cash and cash equivalents of $424,918 which will be utilized for working capital requirements and for future distributions to Partners. This is $269,267 less than the $694,185 balance at December 31, 1996. The decrease is primarily due larger operating losses at the Vero Beach Property, resulted in a $13,655 cash flow from operations during the six months ended June 30, 1997, as compared to a positive cash flow of $347,415 during the six months ended June 30, 1996. Increased vacancy has created the larger operating losses.

      The Partnership has received a commitment for the refinancing of the mortgage loan at the Vero Beach property. The interest rate and monthly payments of the new loan will be similar to that of the existing loan, which expired July 1, 1997. The amount of the new loan is expected to be sufficient to payoff the existing indebtedness and pay most of the costs of obtaining the new financing. There is no anticipated change in the cash flows from the Vero Beach property as a result of the refinancing. However the maturity of the new loan is expected to be 30 years, in 2027. There can be no assurances that the new loan will be funded, and if it is not, the Partnership could end up in default of the terms of the existing indebtedness.

      The Partnership has maintained its current level of distribution to Limited Partners. During the six months ended June 30, 1997, the Partnership distributed $76,464 ($3.74 per unit) to Limited Partners as compared to $76,958 ( $3.77 per unit) during the six months ended June 30, 1996.

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

Results of Operations

      For the three and six month periods ended June 30, 1997 and June 30, 1996 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures - Vero Beach Associates and Downers Grove Building Partnership. The effect of all transactions between the Partnership and the Ventures has been eliminated.

      The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Sycamore Mall Associates.

      The $50,500 (9%) decrease in rental income for the six month period ended June 30, 1997 as compared to the six month period ended June 30, 1996 is primarily attributed to increased vacancy at the Vero Beach property. In addition to Walgreens, which vacated in early
1996, several small tenant spaces became vacant at the end of 1996. Management has successfully found a replacement tenant for the Walgreen's space. Beall's Outlet occupied 12,000 square feet in March 1997, raising occupancy to 93%. Leasing efforts are underway for the remainder of the vacant space.

      The $7,280 (13%) increase in tenant charges income for the six months ended June 30, 1997 as compared to the six month period ended June 30, 1996 is attributable to an increase in operating expenses which are reimbursed by the tenants.

       The $3,091 (7%) decrease in interest income for the six months ended June 30, 1997 as compared to the six month period ended June 30, 1996 is attributable to the interest earned on the annuities purchased in connection with the lease buy out in 1994 at the Downers Grove property. As payments have been made from the annuities, there is a reducing amount remaining upon which interest is earned.

      The $14,558 (4%) decrease in interest expense for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 is primarily attributable to reductions in the outstanding balance of the mortgage indebtedness.

      The $9,835 (11%) decrease in general and administrative expense for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 is primarily attributable to a reduction in professional fees for the annual audit and tax return preparation.

      The Partnership's allocation of income from unconsolidated ventures decreased $26,188 from $50,914 during the six months ended June 30, 1996 to $24,726 during the six months ended June 30, 1997, as a result of increased vacancy at Sycamore Mall. Occupancy at June 30, 1997 was 88% as compared to 95% as of March 31, 1996.

                               OCCUPANCY

     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                                            at             at
at               at             at               at              at
                                      03/31/96  06/30/96   09/30/96
12/31/96   03/31/97   06/30/97   09/30/97
Indian River Plaza
Vero Beach, FL                 98%         89%         89%
89%          93%             93%


Downers Grove Building
Downers Grove, IL           100%       100%         100%       100%
100%            100%


Sycamore Mall
Iowa City, Iowa                95%         86%          87%
87%          88%               89%

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



                    FIRST DEARBORN INCOME PROPERTIES L.P.
                    (Registrant)


                    By:  FDIP, Inc.
                    (Managing General Partner)






August 18, 1997          By:  /s/ Robert S. Ross
                    President
                    (Principal Executive Officer)









August 18, 1997          By:  /s/ Bruce H. Block
                    Vice President
                    (Principal Financial Officer)