Form 10-Q
period 1997-09-30
FIRST DEARBORN INCOME PROPERTIES LP
filed 1997-11-14
CIK 806182

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                               FORM 10-Q


            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1997

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


Units outstanding as of September 30, 1997:  20,468.5

                    PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                            Balance Sheets

               September 30, 1997 and December 31, 1996
                              (Unaudited)

                                Assets
                                               September 30,    December 31,
                                               1997             1996

Current assets:
     Cash and cash equivalents (note 1)           398,759          694,185
     Rents and other receivables                1,257,478        1,167,408
     Due from affiliates                            3,482            2,215
     Prepaid expense                                8,325            9,307
          Total current assets                  1,668,044        1,873,115

Investment property, at cost (note 1):
     Land                                       2,273,114        2,273,114
     Building                                  15,638,446       15,629,211
                                               17,911,560       17,902,325
     Less accumulated depreciation             (5,676,133)      (5,304,609)
                                               12,235,427       12,597,716

Investment in unconsolidated venture              899,352          908,649
Deferred rents receivable                         714,117          855,090
Deferred loan costs                                80,749           82,777

     Total assets                              15,597,689       16,317,347



          See accompanying notes to the financial statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                            Balance Sheets

               September 30, 1997 and December 31, 1996
                              (Unaudited)

              Liabilities and Partners' Capital Accounts
                                               September 30,     December 31,
                                               1997              1996
Current liabilities:
     Accounts payable and accrued expenses        229,578           215,158
     Due to affiliates (note 3)                   283,787           262,509
     Accrued interest                              65,238            67,128
     Unearned revenue                                   -            60,538
     Current portion of long-term debt          4,749,628         4,787,641
Total current liabilities                       5,328,231         5,392,974

Long-term debt                                  3,878,675         4,101,986
Venture partners' equity
 in consolidated venture (note 2)               1,225,362         1,276,196
Deposits                                           12,307            12,471
     Total long-term liabilities                5,116,344         5,390,653

     Total liabilities                         10,444,575        10,588,326

Partners' capital accounts (deficits) (note 1):
     General partners:
          Cumulative net income                    (5,988)           (3,342)
                                                   (5,988)           (3,342)
     Limited partners:
          Capital contributions                 8,800,461         8,800,461
          Cumulative net income                  (455,678)         (193,770)
          Cumulative cash distributions        (3,185,681)       (3,070,939)
                                                5,159,102         5,535,752

      Total partners' capital accounts          5,153,114         5,533,720


      Total Liabilities and Partners' Capital  15,597,689        16,317,347

          See accompanying notes to the financial statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                 Consolidated Statement of Operations

            Three months ended September 30, 1997 and 1996

                              (Unaudited)

                                               1997                 1996
Revenues:
     Rental income                             264,722              287,853
     Tenant charges                             31,620               25,820
     Interest income                            20,166               24,833

          Total revenues                       316,508              338,506

Expenses:
     Property operating expenses                71,726               67,849
     Interest                                  197,938              204,389
     Depreciation                              123,840              108,237
     Amortization                                3,032                8,286
     General and administrative expenses        16,742               10,626

          Total expenses                       413,278              399,387

Operating loss                                 (96,770)             (60,881)

Partnership's share of operations
  of unconsolidated ventures                    27,804               25,899

Venture partner's share of consolidated
  venture's operations (note 1)                  7,207                  878

Net income (loss)                              (61,759)             (34,104)

Net income (loss)
  per limited partnership unit  (note 1)         (2.99)               (1.65)

Cash distribution
  per limited partnership unit                    1.87                 1.87


          See accompanying notes to the financial statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                 Consolidated Statement of Operations

             Nine months ended September 30, 1997 and 1996

                              (Unaudited)

                                            1997                  1996
Revenues:
     Rental income                            799,113               872,744
     Tenant charges                            94,770                81,690
     Interest income                           68,290                69,866

          Total revenues                      962,173             1,024,300

Expenses:
     Property operating expenses              221,960               217,065
     Interest                                 597,161               618,170
     Depreciation                             371,524               369,907
     Amortization                              12,230                24,857
     General and administrative expenses       97,978               101,697

          Total expenses                    1,300,853             1,331,696

Operating loss                               (338,680)             (307,396)

Partnership's share of operations
  of unconsolidated ventures                   52,530                76,813

Venture partner's share of consolidated
  venture's operations (note 1)                21,596                24,454
Net income (loss)                            (264,554)             (206,129)

Net income (loss)
   per limited partnership unit (note 1)       (12.80)                (9.97)

Cash distribution
   per limited partnership unit                  5.61                  5.63

            See accompanying notes to financial statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                 Consolidated Statements of Cash Flows

             Nine months ended Septembr 30, 1997 and 1996

                              (Unaudited)

                                             1997                  1996
Cash flows from operating activities:
  Net income (loss)                          (264,554)             (206,129)
  Items not requiring (providing)
        cash or cash equivalents:
     Depreciation                             371,524               361,907
     Amortization                              12,230                24,857
     Partnership's share of operations of
        unconsolidated venture                  9,297               (44,008)
     Venture partners' share of
        consolidated venture's operations     (50,834)             (156,806)

  Changes in:
     Rents and other receivables              (90,070)              603,810
     Prepaid expenses                             982                 9,007
     Deferred rents receivable                140,973              (201,912)
     Accounts payable and accrued expenses     12,530               (21,885)
     Unearned revenue                         (60,538)                    -
     Due to affiliates                         20,011                14,657
     Tenant deposits                             (164)              (16,417)
Net cash provided by (used in)
     operating activities                     101,387               375,074

Additions to building:                         (9,235)              (34,541)

Cash flows from financing activities:
     Distributions to limited partners       (114,742)             (115,235)
     Payment of deferred loan costs            10,202                     0
     Principal payments on long-term debt    (261,324)              (74,545)
Net cash used in financing activities        (386,268)             (189,780)

Net increase (decrease)
     in cash and cash equivalents            (295,426)              150,753

          See accompanying notes to the financial statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

              Notes to Consolidated Financial Statements

                     September 30, 1997  and 1996

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

(1)  Basis of Accounting

     For the three and nine month periods ended September 30, 1997 and September 30, 1996, the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures
- Vero Beach Associates and Downers Grove Building Partnership (the "Ventures"). The effect of all transactions between the Partnership and the Ventures has been eliminated.

      The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Sycamore Mall Associates.

      The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the nine months ended September 30, 1997 and 1996 is summarized as follows:

                                  1997                       1996
                             GAAP       Tax             GAAP        Tax
                             Basis      Basis           Basis       Basis
Net (loss)                   (264,554)  (196,500)       (206,129)   (60,500)

Net (loss) per
  limited partnership unit     (12.80)     (9.50)          (9.97)     (2.93)

      The net loss per limited partnership unit presented is based on the weighted limited partnership units outstanding at the end of each period (20,468.5).

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued

       Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such investments with an original maturity of three months or less ($148,210 and $291,741 at September 30, 1997 and December 31, 1996,
respectively) as cash equivalents.

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

(2)  Venture Agreements

       The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $7,685,642 through September 30, 1997. The Partnership has acquired, through these ventures, interests in two shopping centers and an office building partnership.

(3)  Transactions with Affiliates

      Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the nine months ended September 30, 1997 and 1996 are as follows:

                                                                 Unpaid at
                                                                 September 30,
                                           1997       1996       1997
   Non-accountable expense reimbursement   19,191     19,191     273,303
   Reimbursement (at cost)
      for administrative services          13,500     12,500       9,000

                                           32,691     31,691     282,303

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued

(4)  Unconsolidated Ventures - Summary Information

     Summary income statement information for Sycamore Mall Associates for the nine months ended September 30, 1997 and 1996 is as follows:

                                       1997           1996
     Total revenue                     1,364,007      1,413,556
     Operating income (loss)             208,121        304,330
     Partnership's share of income        52,530         76,813

(5)  Adjustments

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 1997 and 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      At September 30, 1997, the Partnership had cash and cash equivalents of $398,759 which are expected to be utilized for working capital requirements and for future distributions to Partners. This is $295,426 less than the $694,185 balance at December 31, 1996. The decrease in cash equivalents is primarily due to larger operating losses at the Vero Beach property. Cash flow from operations during the nine months ended September 30, 1997 was $101,387 while cash flow from operations duing the nine months ended September 30, 1996 was $375,074.

      In October 1997, subsequent to the end of the third quarter, the Partnership completed a refinancing of the mortgage loan at the Vero Beach property. The interest rate of the new first mortgage loan is
8.31% as compared to 9.0% on the old loan. The monthly payments on the new first mortgage loan are $31,617 as compared to $40,250 for the old loan. The amount of the new loan is $4,185,000 and the maturity of the loan is October, 2027. In addition to the new first mortgage loan, the Partnership arranged for mezzanine financing in the amount of $365,000. The mezzanine financing provides for a floating rate of interest equal to LIBOR plus 5%. Minimum monthly payments of principal are due on the mezzanine financing which will retire the loan in 60 months. The total of the new first mortgage loan and the mezzanine financing was sufficient to payoff the existing indebtedness and pay the costs of obtaining the new financing, except for about $25,000 of loan fees which was paid from Partnership cash reserves. There is no anticipated change in the cash flows from the Vero Beach property as a result of the refinancing.

      The Partnership has maintained its current level of distribution to Limited Partners. During the nine months ended September 30, 1997, the Partnership distributed $114,742 ($5.61 per unit) to Limited Partners as compared to $115,235 ( $5.63 per unit) during the nine months ended September 30, 1996.

      As the Partnership intends to distribute all "net cash receipts" and "sales proceeds" in accordance with the terms of the Partnership Agreement, and does not intend to reinvest any such proceeds, the
Partnership is intended to be self-liquidating in nature. The Partnership's future source of liquidity and distributions is expected to be through cash generated by the Partnership's investment properties and from the sale and refinancing of such properties. The partnership anticipates that cash flow from operations will be sufficient to meet its obligations. However, to the extent a property does not generate an adequate cash flow to meet its requirements, the Partnership may withdraw funds from the working capital reserve which it maintains.

Results of Operations

     For the three and nine month periods ended September 30, 1997 and September 30, 1996 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures
- Vero Beach Associates and Downers Grove Building Partnership. The effect of all transactions between the Partnership and the Ventures has been eliminated.

      The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Sycamore Mall Associates.

      The $73,631 (8%) and the $23,131 (8%) decrease in rental income for the nine month and three month periods ended September 30, 1997, respectively, as compared to the nine and three month periods ended September 30, 1996 is primarily attributed to increased vacancy at the Vero Beach property. In addition to Walgreens, which vacated in early 1996, several small tenant spaces became vacant at the end of 1996. Management has successfully found a replacement tenant for the Walgreen's space. Beall's Outlet occupied 12,000 square feet in March 1997, under a five year lease, raising occupancy to 93%. Sunshine Furniture moved into 5,960 square feet in July 1997, under a three year lease. This increased occupancy to 97%. Both the Beall's Outlet lease and the Sunshine Furniture lease conained provisions which waived base rent during the first few months of the leases. This resulted in rental income being lower than the prior year while occupancy was higher. Rental income in the fourth quarter of 1997 and in 1998 are expected to return to 1996 levels.

     The $13,080 (16%) and the $5,800 (22%) increase in tenant charges income for the nine and three month period endeds September 30, 1997, respectively, as compared to the nine and three month periods ended September 30, 1996 is attributable to an increase in operating expenses which are reimbursed by the tenants and by an increase in occupancy resulting from the Beall's lease in July 1997.

      The $4,895 (2%) increase in property operating expense for the nine month period ended September 30, 1997 as compared to the nine month period ended September 30, 1996 is primarily attributable to an increase in building maintenance and repairs at Indian River Plaza.

     The $21,009 (3%) and the $6,451 (3%) decrease in interest expense for the nine and three month periods ended September 30, 1997, respectively, as compared to the nine and three month periods ended September 30, 1996 is primarily attributable to reductions in the outstanding balance of the mortgage indebtedness.

      The Partnership's allocation of income from unconsolidated ventures decreased $24,283 from $76,813 during the nine month period ended September 30, 1996 to $52,530 during the nine month period ended September 30, 1997, as a result of a decrease in operating income at Sycamore Mall. This decrease in operating income is attributable to increased vacancy at Sycamore Mall. Management is currently attempting to find replacement tenants.

                               OCCUPANCY

     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                          at        at         at        at         at         at         at
                       03/31/96  06/30/96   09/30/96  12/31/96   03/31/97   06/30/97   09/30/97
Indian River Plaza
Vero Beach, FL            98%       89%        89%       89%        93%        93%        97%

Downers Grove Building
Downers Grove, IL        100%      100%       100%      100%       100%       100%      100%

Sycamore Mall
Iowa City, Iowa           95%       86%        87%       87%        88%        89%        89%

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



                    FIRST DEARBORN INCOME PROPERTIES L.P.
                    (Registrant)


                    By:  FDIP, Inc.
                    (Managing General Partner)






November 14, 1997        By:  /s/ Robert S. Ross
                    President
                    (Principal Executive Officer)









November 14, 1997        By:  /s/ Bruce H. Block
                    Vice President
                    (Principal Financial Officer)