Form 10-Q
period 1998-03-31
FIRST DEARBORN INCOME PROPERTIES LP
filed 1998-05-21
CIK 806182

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                               FORM 10-Q


            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1998

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


Units outstanding as of March 31, 1998:  20,468.5

                    PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                            Balance Sheets

                 March 31, 1998 and December 31, 1997
                              (Unaudited)

                                Assets
                                                 March 31,       December 31,
                                                 1998            1997
Current assets:
     Cash and cash equivalents (note 1)             315,165         318,627
     Rents and other receivables                    390,841         422,867
     Due from affiliates                              2,216           6,329
     Prepaid expense                                  4,247          14,202
          Total current assets                      712,469         762,025

Investment property, at cost (note 1):
     Land                                           920,953         920,953
     Building                                     8,582,416       8,582,416
                                                  9,503,369       9,503,369
     Less accumulated depreciation               (3,552,306)     (3,482,119)
Total properties held for investment              5,951,063       6,021,250
     Property held for sale or disposition        5,780,676       5,780,676
Total investment properties                      11,731,739      11,801,926

Investment in unconsolidated venture, at equity     888,343         890,432
Deferred rents receivable                         1,407,265       1,476,641
Deferred loan costs                                 234,461         238,116

     Total assets                                14,974,277      15,169,140



          See accompanying notes to the financial statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                            Balance Sheets

                 March 31, 1998 and December 31, 1997
                              (Unaudited)


              Liabilities and Partners' Capital Accounts
                                                 March 31,       December31,
                                                 1998            1997
Current liabilities:
     Accounts payable and accrued expenses          170,245         215,149
     Due to affiliates (note 3)                     286,095         281,182
     Accrued interest                                51,427          54,375
     Unearned revenue                                     -               -
     Current portion of long-term debt              401,050         399,478
Total current liabilities                           908,817         950,184

Long-term debt                                    8,158,552       8,249,873
Venture partners' equity in consolidated venture  1,256,697       1,245,723
Deposits                                             15,167          13,431
     Total long-term liabilities                  9,430,416       9,509,027

     Total liabilities                           10,339,233      10,459,211

Partners' capital accounts (deficits) (note 1):
     General partners:
          Cumulative net income (loss)               (9,106)         (8,740)
                                                     (9,106)         (8,740)
     Limited partners:
          Capital contributions                   8,800,461       8,800,461
          Cumulative net income (loss)             (894,076)       (857,839)
          Cumulative cash distributions          (3,262,235)     (3,223,957)
                                                  4,644,150       4,718,669

      Total partners' capital accounts            4,635,044       4,709,929

Commitments and contingencies (note 2)

      Total Liabilities and Partners' Capital    14,974,277      15,169,140

          See accompanying notes to the financial statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                 Consolidated Statement of Operations

              Three months ended March 31, 1998 and 1997

                              (Unaudited)

                                                    1998           1997
Revenues:
     Rental income                                  293,518         255,204
     Tenant charges                                  31,075          27,648
     Interest income                                 15,411          20,301

          Total revenues                            340,004         303,153

Expenses:
     Property operating expenses                     56,388          82,553
     Interest                                       186,657         200,594
     Depreciation                                    70,187         123,842
     Amortization                                     3,655           4,599
     General and administrative expenses             55,488          49,358

          Total expenses                            372,376         460,946

Operating loss                                      (32,372)       (157,793)

Partnership's share of operations
  of unconsolidated ventures                          6,743          17,776

Venture partner's share of consolidated
  venture's operations (note 1)                     (10,974)          9,006

Net income (loss)                                   (36,603)       (131,011)

Net income (loss) per limited partnership unit        (1.77)          (6.34)

Cash distribution per limited partnership unit         1.87            1.87


          See accompanying notes to the financial statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                 Consolidated Statements of Cash Flows

              Three months ended March 31, 1998 and 1997
                              (Unaudited)

                                                    1998           1997
Cash flows from operating activities:
  Net income (loss)                                  (36,603)      (131,011)
  Items not requiring (providing)
    cash or cash equivalents:
     Depreciation                                     70,187        123,842
     Amortization                                      3,655          4,599
     Partnership's share of operations of
      unconsolidated venture - net of distributions    2,088          7,459
     Venture partners' share of
      consolidated venture's operations               10,974         (9,006)

  Changes in:
     Rents and other receivables                      32,026          7,191
     Prepaid expenses                                  9,955          5,060
     Deferred rents receivable                        69,376         48,845
     Accounts payable and accrued expenses           (47,854)       (36,473)
     Due to affiliates                                 9,026          3,983
     Unearned revenue                                      -        (60,538)
     Tenant deposits                                   1,736           (164)
Net cash provided by (used in) operating activities  124,565        (36,213)

Additions to building:                                     -         (9,235)

Cash flows from financing activities:
     Venture partners' distributions
      from consolidated venture                            -         (7,584)
     Distributions to limited partners               (38,278)       (38,232)
     Principal payments on long-term debt            (89,749)       (85,520)
Net cash used in financing activities               (128,027)      (131,336)

Net increase (decrease) in cash and cash equivalents  (3,462)      (176,784)

          See accompanying notes to the financial statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

              Notes to Consolidated Financial Statements

                        March 31, 1998 and 1997

                              (Unaudited)

       Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1997, which are included in the Partnership's 1997 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  Basis of Accounting

      For the three month periods ended March 31, 1998 and March 31, 1997 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures - Vero Beach Associates and Downers Grove Building Partnership (the "Ventures"). The effect of all transactions between the Partnership and the Ventures has been eliminated.

      The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Sycamore Mall Associates.

       The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of", on January 1, 1996. SFAS 121 requires that the Partnership record an impairment loss on its property held for investment whenever the property's
carrying   value   cannot   be  fully  recovered   through   estimated
undiscounted cash flows from its operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. In addition, SFAS 121 provides that a property not be depreciated while being held for sale. As of October 1, 1997, the Downers Grove property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded by the Partnership from October 1, 1997 through March 31, 1998.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued

      The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the three months ended March 31, 1998 and 1997 is summarized as follows:

                                    1998                  1997
                              GAAP       Tax        GAAP         Tax
                              Basis      Basis      Basis        Basis
Net income (loss)             (36,603)   (45,215)   (131,011)    (98,152)

Net income (loss) per
 limited partnership unit       (1.77)     (2.19)      (6.34)      (4.75)

      The net loss per limited partnership unit presented is based on the weighted limited partnership units outstanding at the end of each period (20,468.5).

       Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements the Partnership's policy is to consider all such investments, with an original maturity of three months or less, ($68,278 and $69,163 at March 31, 1998 and December 31, 1997,
respectively) as cash equivalents.

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

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued


(2)  Venture Agreements

       The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $7,685,642 through March 31, 1998. The Partnership has acquired, through these ventures, interests in two shopping centers and an office building partnership.

(3)  Transactions with Affiliates

      Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the three months ended March 31, 1998 and 1997 are as follows:

                                                                     Unpaid at
                                                                     March 31,
                                               1998        1997      1997
     Non-accountable expense reimbursement     6,397       6,397     286,095
     Reimbursement (at cost)
        for administrative services            4,250       4,250       1,484

                                              10,647      10,647     287,579

(4)  Unconsolidated Ventures - Summary Information

     Summary income statement information for Sycamore Mall Associates for the three months ended March 31, 1998 and 1997 is as follows:

                                                    1998            1997
     Total revenue                                  430,972         468,194
     Operating income (loss)                         26,756          70,538
     Partnership's share of income                    6,743          17,776

(5)  Adjustments

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 1998 and 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      At March 31, 1998, the Partnership had cash and cash equivalents of $315,165 which will be utilized for working capital requirements and for future distributions to Partners. This is $3,462 less than the $318,627 balance at December 31, 1997. Net cash provided by operations was $124,565 during the three months ended March 31, 1998 as compared to a utilization of $36, 213 of cash from operating activities during the three months ended March 31, 1997. Improved occupancy at the Vero Beach property resulted in an increase in operating profits.

   The Partnership has maintained its current level of distribution to Limited Partners. During the quarter ended March 31, 1998, the Partnership distributed $38,278 ($1.87 per unit) to Limited Partners as compared to $38,232 ( $1.87 per unit) during the quarter ended March 31, 1997.

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

Results of Operations

      For the three month periods ended March 31, 1998 and March 31, 1997 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures - Vero Beach Associates and Downers Grove Building Partnership. The effect of all transactions between the Partnership and the Ventures has been eliminated.

      As of October 1, 1997, the Downers Grove property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded by the Partnership from October 1, 1997 through March 31, 1998.

      The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Sycamore Mall Associates.

      The $38,314 (15%) increase in rental income for the three month period ended March 31, 1998 as compared to the three month period ended March 31, 1997 is primarily attributed to increased occupancy at the Vero Beach property. Beall's Outlet occupied 12,000 square feet in March 1997, raising occupancy to 93%. Additional leasing brought occupsncy up to 97% during 1997. Occupancy held at 97% during the three month period ended March 31, 1998 as compared to average occupancy of 90% during the three month period ended March 31, 1997.

      The $3,427 (12%) increase in tenant charges income for the three months ended March 31, 1998 as compared to the three month period ended March 31, 1997 is attributable to the increased occupancy at the Vero Beach property..

       The $4,890 (24%) decrease in interest income for the three months ended March 31, 1998 as compared to the three month period ended March 31, 1997 is attributable to a decrease in short term investments. It is also attributable to the interest earned on the annuities purchased in connection with the lease buy out in 1994 at the Downers Grove property. As payments have been made from the annuities, there is a reducing amount remaining upon which interest is earned.

      The $26,165 (32%) decrease in property operating expense for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily attributable to a decrease in building maintenance and repairs, lawn maintenance, janitorial and administrative expenses at Indian River Plaza. During the three months ended March 31, 1997, management had undertaken several maintenance projects in conjunction with the then recently vacated tenant spaces. These spaces have now been released and the expenses were not of an ongoing nature.

      The $13,937 (7%) decrease in interest expense for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is attributable to reductions in the outstanding balance of the mortgage indebtedness and to a reduced interest rate on the mortgage at the Vero Beach property. The refinancing occured in November 1997 and the interest rate was reduced to 8.3% from 9.0%..

     Depreciation expense decreased $53,655 (43%) from $123,842 during the three months ended March 31, 1997 to$70,187 during the three months ended March 31, 1998. As of October 1, 1997 the Partnership determined to begin marketed for sale its Downers Grove property. In accordance with SFAS 121 no depreciation expense relative to the property was recorded by the Partnership since October 1, 1997. There are no active negotiations currently taking place for the sale of this property.

      The $6,130 (12%) increase in general and administrative expense for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is attributable to an increase in professional fees for the annual audit and tax return preparation.

     The Partnership's allocation of income from unconsolidated ventures decreased $11,033 from $17,776 during the three months ended March 31, 1997 to $6,743 during the three months ended March 31, 1998, as a result of increased vacancy at Sycamore Mall. Occupancy at March 31, 1997 was 88% as compared to 85% as of March 31, 1998. Management is currently negotiating with a potential tenant, however there can be no assurance that a new lease will be entered into. If this space is not released, the ability of Sycamore Mall to meet its financial obligations could be effected, as a result of decreased revenues. Sears, Roebuck and Co. is a tenant under a lease which had an original termination date of March 31, 1992. Prior to that termination, a ten-year extension was agreed to which provided Sears an option to terminate the lease at any time after March 31, 1997 by giving landlord a one year written notice. Sears gave such notice on September 17, 1997 and will terminate its lease on September 1, 1998. The Sears lease comprises 82,605 square feet which is 34% of the leaseable area of the shopping center. However, the annual rental income received from Sears is approximately $109,000 or approximately 6% of total revenues. Management believes that any new leases entered into will be at rents higher then what is being paid by Sears..

      The Partnership's allocation of income to venture partners in consolidated operations was $10,974 during the three months ended March 31, 1998 as compared to an allocation of loss totaling $9,006 during the three months ended March 31, 1997. This change results from the improved operations at the Vero Beach property.


                               OCCUPANCY

     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                             at        at        at        at        at
                          03/31/97  06/30/97  09/30/97  12/31/97  03/31/98
Indian River Plaza
Vero Beach, FL               93%       93%       97%       97%       97%

Downers Grove Building
Downers Grove, IL           100%      100%      100%      100%      100%

Sycamore Mall
Iowa City, Iowa              88%       89%       89%       90%       85%

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



                    FIRST DEARBORN INCOME PROPERTIES L.P.
                    (Registrant)


                    By:  FDIP, Inc.
                    (Managing General Partner)




May 21, 1998        By:  /s/ Robert S. Ross
                    President
                    (Principal Executive Officer)







May 21, 1998        By:  /s/ Bruce H. Block
                    Vice President
                    (Principal Financial Officer)