Form 10-Q
period 1998-06-30
FIRST DEARBORN INCOME PROPERTIES LP
filed 1998-08-14
CIK 806182

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                               FORM 10-Q


            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998

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


Units outstanding as of June 30, 1998:  20,468.5

                    PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                            Balance Sheets

                  June 30, 1998 and December 31, 1997
                              (Unaudited)

                                Assets
                                               June 30,          December 31,
                                               1998              1997
Current assets:
     Cash and cash equivalents (note 1)           268,347           318,627
     Rents and other receivables                  439,663           422,867
     Due from affiliates                            6,804             6,329
     Prepaid expense                                5,796            14,202
          Total current assets                    720,610           762,025

Investment property, at cost (note 1):
     Land                                         920,953           920,953
     Building                                   8,582,416         8,582,416
                                                9,503,369         9,503,369
     Less accumulated depreciation             (3,622,790)       (3,482,119)
Total properties held for investment            5,880,579         6,021,250
     Property held for sale or disposition      5,780,676         5,780,676
Total investment properties                    11,661,255        11,801,926

Investment in unconsolidated venture              820,435           890,432
Deferred rents receivable                       1,376,641         1,476,641
Deferred loan costs                               232,962           238,116

     Total assets                              14,811,903        15,169,140



          See accompanying notes to the financial statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                            Balance Sheets

                  June 30, 1998 and December 31, 1997
                              (Unaudited)

              Liabilities and Partners' Capital Accounts
                                               June 30,          December 31,
                                               1998              1997
Current liabilities:
     Accounts payable and accrued expenses        169,780           215,149
     Due to affiliates (note 3)                   293,976           281,182
     Accrued interest                              50,435            54,375
     Unearned revenue                                   -                 -
     Current portion of long-term debt            421,250           399,478
Total current liabilities                         935,441           950,184

Long-term debt                                  8,113,742         8,249,873
Venture partners' equity
     in consolidated venture (note 2)           1,192,349         1,245,723
Deposits                                           16,767            13,431
     Total long-term liabilities                9,322,858         9,509,027

     Total liabilities                         10,258,299        10,459,211

Partners' capital accounts (deficits) (note 1):
     General partners:
          Cumulative net income                    (9,538)           (8,740)
                                                   (9,538)           (8,740)
     Limited partners:
          Capital contributions                 8,800,461         8,800,461
          Cumulative net income                  (936,852)         (857,839)
          Cumulative cash distributions        (3,300,467)       (3,223,957)
                                                4,563,142         4,718,669

      Total partners' capital accounts          4,553,604         4,709,929

Commitments and contingencies (note 2)

      Total Liabilities and Partners' Capital  14,811,903        15,169,140

          See accompanying notes to the financial statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                 Consolidated Statement of Operations

               Three months ended June 30, 1998 and 1997

                              (Unaudited)

                                                    1998            1997
Revenues:
     Rental income                                  291,363         279,187
     Tenant charges                                  30,925          35,502
     Interest income                                 12,207          27,823

          Total revenues                            334,495         342,512

Expenses:
     Property operating expenses                     78,018          67,681
     Interest                                       188,456         198,629
     Depreciation                                    70,187         123,842
     Amortization                                     3,655           4,599
     General and administrative expenses             23,784          31,878

          Total expenses                            364,100         426,629

Operating loss                                      (29,605)        (84,117)

Partnership's share of operations
  of unconsolidated ventures                          4,012           6,950

Venture partner's share of consolidated
  venture's operations (note 1)                     (17,616)          1,438

Net income (loss)                                   (43,209)        (75,729)

Net income (loss) per limited partnership unit        (2.09)          (3.66)

Cash distribution per limited partnership unit         1.86            1.86


          See accompanying notes to the financial statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                 Consolidated Statement of Operations

                Six months ended June 30, 1998 and 1997

                              (Unaudited)

                                                  1998              1997
Revenues:
     Rental income                                584,881           534,391
     Tenant charges                                62,000            63,150
     Interest income                               27,618            48,124

          Total revenues                          674,499           645,665

Expenses:
     Property operating expenses                  134,406           150,234
     Interest                                     375,113           399,223
     Depreciation                                 140,374           247,684
     Amortization                                   7,310             9,198
     General and administrative expenses           79,272            81,236

          Total expenses                          736,475           887,575

Operating loss                                    (61,976)         (241,910)

Partnership's share of operations
  of unconsolidated ventures                       10,755            24,726

Venture partner's share of consolidated
  venture's operations (note 1)                   (28,590)           14,389
Net income (loss)                                 (79,811)         (202,795)

Net income (loss) per limited partnership unit      (3.86)            (9.81)

Cash distribution per limited partnership unit       3.74              3.74

            See accompanying notes to financial statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                 Consolidated Statements of Cash Flows

                Six months ended June 30, 1998 and 1997

                              (Unaudited)

                                                1998              1997
Cash flows from operating activities:
  Net income (loss)                              (79,811)         (202,795)
  Items not requiring (providing)
        cash or cash equivalents:
     Depreciation                                140,374           247,684
     Amortization                                  7,310             9,198
     Partnership's share of operations
         of unconsolidated venture                69,997            37,101
     Venture partners' share of
         consolidated venture's operations       (53,374)          (33,889)

  Changes in:
     Rents and other receivables                 (16,796)          (84,644)
     Prepaid expenses                              8,406             8,482
     Deferred rents receivable                   100,000            93,982
     Accounts payable and accrued expens es      (49,309)           (9,877)
     Unearned revenue                                              (60,538)
     Due to affiliates                            12,794             9,115
     Tenant deposits                               3,336              (164)
Net cash provided by operating activities        142,927            13,655

Additions to building:                                 -            (9,235)

Cash flows from financing activities:
     Distributions to limited partners           (76,510)          (76,464)
     Principal payments on long-term debt       (114,359)         (195,913)
Net cash used in financing activities           (190,869)         (272,377)

Net decrease in cash and cash equivalents        (47,942)         (269,267)

          See accompanying notes to the financial statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

              Notes to Consolidated Financial Statements

                        June 30, 1998  and 1997

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

(1)  Basis of Accounting

      For the three and six month periods ended June 30, 1998 and June 30, 1997, the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures - Vero Beach Associates and Downers Grove Building Partnership (the "Ventures"). The effect of all transactions between the Partnership and the Ventures has been eliminated.

      The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Sycamore Mall Associates.

       The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of", on January 1, 1996. SFAS 121 requires that the Partnership record an impairment loss on its property held for investment whenever the property's
carrying   value   cannot   be  fully  recovered   through   estimated
undiscounted cash flows from its operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. In addition, SFAS 121 provides that a property not be depreciated while being held for sale. As of October 1, 1997, the Downers Grove property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded by the Partnership from October 1, 1997 through June 30, 1998.

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued


      The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the six months ended June 30, 1998 and 1997 is summarized as follows:

                                       1998                    1997
                                GAAP        Tax         GAAP        Tax
                                Basis       Basis       Basis       Basis
Net income (loss)               (79,811)    (96,500)    (202,795)   (137,500)

Net income (loss)
 per limited partnership unit     (3.86)      (4.67)       (9.81)      (6.65)

      The net loss per limited partnership unit presented is based on the weighted limited partnership units outstanding at the end of each period (20,468.5).

       Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such investments with an original maturity of three months or less ($107,965 and $69,163 at June 30, 1998 and December 31, 1997,
respectively) as cash equivalents.

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

                 FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued


(2)  Venture Agreements

       The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $7,685,642 through June 30, 1998. The
Partnership has acquired, through these ventures, interests in two shopping centers and an office building partnership.

(3)  Transactions with Affiliates

      Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the six months ended June 30, 1998 and 1997 are as follows:

                                                                     Unpaid at
                                                                     June 30,
                                               1998        1997      1998
     Non-accountable expense reimbursement     12,795      12,795    292,492
     Reimbursement for administrative services  8,500       8,500      1,484
                                               21,295      21,295    293,976

(4)  Unconsolidated Ventures - Summary Information

     Summary income statement information for Sycamore Mall Associates for the six months ended June 30, 1998 and 1997 is as follows:


                                                  1998             1997
     Total revenue                                828,575          922,410
     Operating income (loss)                       42,680           97,962
     Partnership's share of income                 10,755           24,726

(5)  Adjustments

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 1998 and 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      At June 30, 1998, the Partnership had cash and cash equivalents of $268,347 which will be utilized for working capital requirements and for future distributions to Partners. This is $50,280 less than the $318,627 balance at December 31, 1997. Net cash provided by operations was $142,927 during the six months ended June 30, 1998, as compared to $13,655 during the six months ended June 30, 1997. Improved operations at the Vero Beach property is the reason for this improvement. The Partnership distributed $76,510 to its partners during the six months ended June 30, 1998 and principal reductions on long term debt totaled $114,359.

      The Partnership has maintained its current level of distribution to Limited Partners. During the three and six months ended June 30, 1998, the Partnership distributed $38,232 ($1.86 per unit) and $76,510 ($1.86 per unit), respectively, to Limited Partners as compared to $38,232 ($3.74 per unit) and $76,464 ($3.74 per unit), respectively, during the three and six month periods ended June 30, 1997.

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

Results of Operations

      For the three and six month periods ended June 30, 1998 and June 30, 1997 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures - Vero Beach Associates and Downers Grove Building Partnership. The effect of all transactions between the Partnership and the Ventures has been eliminated.

      The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Sycamore Mall Associates.

      The $50,490 (9%) increase in rental income for the six month period ended June 30, 1998 as compared to the six month period ended June 30, 1997 is primarily attributed to increased occupancy at the Vero Beach property. Occupancy during the first six months of 1998 has held at around 97% as compared to 93% in the prior year.

      The $1,150 (2%) dencrease in tenant charges income for six month period ended June 30, 1998 as compared to the six month period ended June 30, 1997 is attributable to a decreae in operating expenses partialy offset by an increase in occupancy at the Vero Beach property.

        The $20,506 (43%) decrease in interest income for six month period ended June 30, 1998 as compared to the six month period ended June 30, 1997 is attributable to the interest earned on the annuities purchased in connection with the lease buy out in 1994 at the Downers Grove property. As payments have been made from the annuities, there is a reducing amount remaining upon which interest is earned.

      The $15,828 (11%) decrease in property operating for six month period ended June 30, 1998 as compared to the six month period ended June 30, 1997 is primarily attributable to a decrease in building maintenance and repairs at Indian River Plaza. In the prior year, management had undertaken several maintenance projects in conjunction with the then vacated tenant spaces.

      The $24,110 (6%) decrease in interest expense for six month period ended June 30, 1998 as compared to the six month period ended June 30, 1997 is primarily attributable to reductions in the outstanding balance of the mortgage indebtedness.

      The $1,964 (2%) decrease in general and administrative expense for six month period ended June 30, 1998 as compared to the six month period ended June 30, 1997 is primarily attributable to a decrease in administrative overhead charged from the General Partner.

      The Partnership's allocation of income from unconsolidated ventures decreased $13,971 from $24,726 during the six months ended June 30, 1997 to $10,755 during the six months ended June 30, 1998, as a result of increased vacancy at Sycamore Mall. Occupancy at June 30, 1998 was 79% as compared to 89% as of June 30, 1997.



                               OCCUPANCY

     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                             at        at        at        at         at         at
                          03/31/97  06/30/97  09/30/97  12/31/97   03/31/98   06/30/98
Indian River Plaza
Vero Beach, FL             93%        93%      97%       97%        97%        97%


Downers Grove Building
Downers Grove, IL         100%       100%     100%      100%       100%       100%


Sycamore Mall
Iowa City, Iowa            88%        89%      89%       90%        85%        79%

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



                    FIRST DEARBORN INCOME PROPERTIES L.P.
                    (Registrant)


                    By:  FDIP, Inc.
                    (Managing General Partner)






August 14, 1998          By:  /s/ Robert S. Ross
                    President
                    (Principal Executive Officer)









August 14, 1998          By:  /s/ Bruce H. Block
                    Vice President
                    (Principal Financial Officer)