Form 10-Q
period 1998-09-30
FIRST DEARBORN INCOME PROPERTIES LP
filed 1998-11-16
CIK 806182

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


                                  FORM 10-Q


              [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1998

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


Units outstanding as of September 30, 1998:  20,468.5

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                      FIRST DEARBORN INCOME PROPERTIES L.P.
                            (a limited partnership)
                           and Consolidated Ventures

                                Balance Sheets

                   September 30, 1998 and December 31, 1997
                                 (Unaudited)

                                   Assets
	                                            	September 30,    	December 31,
		                                            1998              1997
Current assets:
    	Cash and cash equivalents (note 1)   	      290,977          	318,627
     Rents and other receivables                	539,663          	422,867
     Due from affiliates                          	6,755            	6,329
     Prepaid expense                               6,878	           14,202
          Total current assets                   844,273	          762,025

Investment property, at cost (note 1):
     Land                                       	920,953          	920,953
     Building                                	 8,582,416	        8,582,416
                                             		9,503,369	        9,503,369
     Less accumulated depreciation           	(3,692,680)      	(3,482,119)
Total properties held for investment          	5,810,689        	6,021,250
     Property held for sale or disposition	    5,780,676	        5,780,676
Total investment properties                  	11,591,365	       11,801,926

Investment in unconsolidated venture,
                  at equity (note 2)            	797,547	          890,432
Deferred rents receivable                     	1,307,288        	1,476,641
Deferred loan costs	                             231,557	          238,116

     Total assets	                            14,772,030       	15,169,140



See accompanying notes to the financial statements.

                       FIRST DEARBORN INCOME PROPERTIES L.P.
                              (a limited partnership)
                             and Consolidated Ventures

                                  Balance Sheets

                      September 30, 1998 and December 31, 1997
                                   (Unaudited)

                     Liabilities and Partners' Capital Accounts
                                               	September 30,  	December 31,
                                                1998            1997
Current liabilities:
     Accounts payable and accrued expenses	        197,148        	215,149
     Due to affiliates (note 3)                   	364,346        	281,182
     Accrued interest                              	50,405         	54,375
     Current portion of long-term debt	            425,250       	 399,478
Total current liabilities	                       1,037,149       	 950,184

Long-term debt                                  	7,940,950      	8,249,873
Venture partners' equity
   in consolidated venture (note 2)             	1,275,811      	1,245,723
Deposits                          	                 16,767	         13,431
     Total long-term liabilities             	   9,233,528     	 9,509,027

     Total liabilities                        	 10,270,677    	 10,459,211

Partners' capital accounts (deficits):
     General partners:
          Cumulative net income             	       (9,678)	       (8,740)
                                                    (9,678) 	      (8,740)
     Limited partners:
          Capital contributions              	   8,800,461     	8,800,461
          Cumulative net income                  	(950,731)     	(857,839)
          Cumulative cash distributions        	(3,338,699)   	(3,223,957)
                                                 4,511,031	     4,718,669

      Total partners' capital accounts	          4,501,353	     4,709,929

Commitments and contingencies (note 2)

     Total Liabilities and Partners' Capital    14,772,030	   15,169,140

See accompanying notes to the financial statements.

                   FIRST DEARBORN INCOME PROPERTIES L.P.
                         (a limited partnership)
                        and Consolidated Ventures

                   Consolidated Statement of Operations

              Three months ended September 30, 1998 and 1997

                              (Unaudited)

                                          	       1998             1997
Revenues:
     Rental income                             	  292,852         	264,722
     Tenant charges                               	31,000          	31,620
     Interest income                          	    13,455      	    20,166

          Total revenues                       	  337,307	         316,508

Expenses:
     Property operating expenses                  	55,265          	71,726
     Interest                                    	184,587         	197,938
     Depreciation                                 	70,187         	123,840
     Amortization                                  	3,655           	3,032
     General and administrative expenses      	    11,369	          16,742

          Total expenses                       	  325,063       	  413,278

Operating income (loss)                           	12,244         	(96,770)

Partnership's share of operations
  of unconsolidated ventures                      	(2,195)	         27,804

Venture partner's share of consolidated
  venture's operations (note 1)              	    (24,248)	          7,207

Net income (loss)                           	     (14,199)       	 (61,759)

Net income (loss) per
 limited partnership unit  (note 1) 	               (0.69)	          (2.99)

Cash distribution per
 limited partnership unit  	                         1.86	            1.87


See accompanying notes to the financial statements.

                  FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                  Consolidated Statement of Operations

              Nine months ended September 30, 1998 and 1997

                             (Unaudited)

                                       	        1998   	         1997
Revenues:
     Rental income                      	         877,733         	799,113
     Tenant charges                               	93,000          	94,770
     Interest income                        	      41,073    	      68,290

          Total revenues                     	  1,011,806     	    962,173

Expenses:
     Property operating expenses                 	189,671         	221,960
     Interest                                    	559,700         	597,161
     Depreciation                                	210,561         	371,524
     Amortization                                 	10,965          	12,230
     General and administrative expenses           90,641    	      97,978

          Total expenses                     	  1,061,358     	  1,300,853

Operating loss                                   	(49,552)       	(338,680)

Partnership's share of operations
  of unconsolidated ventures                       	8,560          	52,530

Venture partner's share of consolidated
  venture's operations (note 1)               	   (52,838)   	      21,596
Net income (loss)                                 (93,830)     	  (264,554)

Net income (loss) per
 limited partnership unit (note 1)                  (4.54)          (12.80)

Cash distribution per
 limited partnership unit	                           5.61	            5.61

See accompanying notes to financial statements.


                      FIRST DEARBORN INCOME PROPERTIES L.P.
                            (a limited partnership)
                           and Consolidated Ventures

                      Consolidated Statements of Cash Flows

                  Nine months ended September 30, 1998 and 1997

                                (Unaudited)

                                    	           1998 	            1997
Cash flows from operating activities:
  Net income (loss)                              	(93,830)       	(264,554)
  Items not requiring (providing)
         cash or cash equivalents:
     Depreciation                                	210,561         	371,524
     Amortization	                                 10,965          	12,230
     Partnership's share of operations of
                    unconsolidated venture         92,885           	9,297
     Venture partners' share of
         consolidated venture's operations        	30,088	         (50,834)

  Changes in:
     Rents and other receivables                	(116,796)        	(90,070)
     Prepaid expenses                              	7,324             	982
     Deferred rents receivable                   	169,353         	140,973
     Accounts payable and accrued expenses       	(21,971)         	12,530
     Unearned revenue	                                  0         	(60,538)
     Due to affiliates                            	82,738	          20,011
     Tenant deposits	                               3,336	            (164)
Net cash provided by operating activities	        374,653	         101,387

Additions to building:                                 	0          	(9,235)

Cash flows from financing activities:
     Distributions to limited partners          	(114,742)       	(114,742)
     Payment of deferred loan costs                    	0          	10,202
     Principal payments on long-term debt	       (283,151)       	(261,324)
Net cash used in financing activities           	(397,893)	       (386,268)

Net(decrease) in cash and cash equivalents        (23,240)      	 (295,426)

See accompanying notes to the financial statements.

                       FIRST DEARBORN INCOME PROPERTIES L.P.
                               (a limited partnership)
                              and Consolidated Ventures

                     Notes to Consolidated Financial Statements

                             September 30, 1998  and 1997

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

(1)  Basis of Accounting

     For the three and nine month periods ended September 30, 1998 and September 30, 1997, the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures - Vero Beach Associates and Downers Grove Building Partnership (the Ventures). The effect of all transactions between the Partnership and the Ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Sycamore Mall Associates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 (SFAS 121) Accounting for the Impairment of Long-Lived Assets and for Long
Lived Assets to be Disposed Of, on January 1, 1996. SFAS 121 requires that the Partnership record an impairment loss on its property held for investment whenever the property's carrying value cannot be fully recovered through estimated undiscounted cash flows from its operations and sale.
The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. In addition, SFAS 121 provides that a property not be depreciated while being held for sale. As of October 1, 1997, the Downers
Grove property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded by the Partnership from October 1, 1997 through September 30, 1998.

                       FIRST DEARBORN INCOME PROPERTIES L.P.
                             (a limited partnership)
                            and Consolidated Ventures

              Notes to Consolidated Financial Statements - Continued


     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the nine months ended September 30, 1998 and 1997 is summarized as follows:

	                                        1998                  1997            -
                              	   GAAP    	   Tax        GAAP       Tax
	                                 Basis   	   Basis      Basis      Basis
Net income (loss)	                (93,830)   	(126,500) 	(264,554) 	(196,500)

Net income (loss) per
  limited partnership unit	         (4.54)     	(6.12)    	(12.80)	    (9.50)

     The net loss per limited partnership unit presented is based on the weighted limited partnership units outstanding at the end of each period (20,468.5).

     Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such investments with an original maturity of three months or less ($140,651 and $69,163 at September 30, 1998 and December 31, 1997, respectively) as cash equivalents.

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

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

             Notes to Consolidated Financial Statements - Continued


(2)  Venture Agreements

      The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $7,685,642 through September 30, 1998. The Partnership has acquired, through these ventures, interests in two shopping centers and an office building partnership.

(3)  Transactions with Affiliates

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the nine months ended September 30, 1998 and 1997 are as follows:

                                                                                                                        Unpaid at
                                                                                                                             9/30,
                                                         1998       1997      1998
 Non-accountable expense reimbursement                   19,191     19,191    298,862
 Reimbursement (at cost) for administrative services     13,500     13,500      1,484
                                                                                          $32,691     32,691    293,976

(4)  Unconsolidated Ventures - Summary Information

     Summary income statement information for Sycamore Mall Associates for the nine months ended September 30, 1998 and 1997 is as follows:

                                                   1998            1997
     Total revenue                                 1,225,025       1,364,007
     Operating income (loss)                          33,968         208,121
     Partnership's share of income                     8,560          52,530

(5)  Adjustments

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 1998 and 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     At September 30, 1998, the Partnership had cash and cash equivalents of $290,977 which will be utilized for working capital requirements and for future distributions to Partners. This is $27,650 less than the $318,627 balance at December 31, 1997. Net cash provided by operations was $374,653 during the nine months ended September 30, 1998, as compared to $101,387 during the nine months ended September 30, 1997. Improved operations at the Vero Beach property is the reason for this improvement. The Partnership distributed $114,742 to its partners during the nine months ended September 30, 1998 and principal reductions on long term debt totaled $283,151.

     The Partnership has maintained its current level of distribution to Limited Partners. During the three and nine months ended September 30, 1998, the Partnership distributed $38,232 ($1.86 per unit) and $114,742
($5.61 per unit), respectively, to Limited Partners as compared to $38,232 ($1.86 per unit) and $114,742 ($5.61 per unit), respectively, during the three and nine month periods ended September 30, 1997.

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

Results of Operations

     For the three and nine month periods ended September 30, 1998 and September 30, 1997 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures - Vero Beach Associates and Downers Grove Building Partnership. The effect of all transactions between the Partnership and the Ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Sycamore Mall Associates.

     The $78,620 (10%) increase in rental income for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 is primarily attributed to increased occupancy at the Vero Beach property. Occupancy during the first nine months of 1998 has held at around 97% as compared to 93% in the prior year.

     The $1,770 (2%) decrease in tenant charges income for the nine month period ended September 30, 1998 as compared to the nine months ended September 30, 1997 is attributable to a decrease in operating expenses partially offset by an increase in occupancy at the Vero Beach property.

       The $27,217 (40%) decrease in interest income for nine month period ended September 30, 1998 as compared to the nine month period ended
September 30, 1997 is attributable to the interest earned on the annuities purchased in connection with the lease buy out in 1994 at the Downers Grove property. As payments have been made from the annuities, there is a reducing amount remaining upon which interest is earned.

     The $32,289 (15%) decrease in property operating for the nine month period ended September 30, 1998 as compared to the nine month period ended
September 30, 1997 and the $16,461 (23%) decrease for three month period ended September 30, 1998 as compared to the three month period ended
September 30, 1997 is primarily attributable to a decrease in building maintenance and repairs at Indian River Plaza. In the prior year, management had undertaken several maintenance projects in conjunction with the then vacated tenant spaces.

     The $37,461 (6%) decrease in interest expense for the nine month period ended September 30, 1998 as compared to the nine month period ended
September 30, 1997 and the $13,351 (7%) decrease for three month period ended September 30, 1998 as compared to the three month period ended September 30, 1997 is primarily attributable to reductions in the outstanding balance of the mortgage indebtedness.

     The $7,337 (7%) decrease in general and administrative for the nine month period ended September 30, 1998 as compared to the nine month period ended September 30, 1997 and the $5,373 (32%) decrease for three month period ended September 30, 1998 as compared to the three month period ended September 30, 1997 is primarily attributable to a decrease in administrative overhead charged from the General Partner.

     The Partnership's allocation of income from unconsolidated ventures decreased $43,970 from $52,530 during the nine months ended September 30, 1997 to $8,560 during the nine months ended September 30, 1998, as a result of increased vacancy at Sycamore Mall. Occupancy at September 30, 1998 was 89% as compared to 84% as of September 30, 1997.

                                      OCCUPANCY

     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                            at        at         at         at         at         at
                            03/31/97  06/30/97   09/30/97   12/31/97   03/31/98   06/30/98   09/30/98
Indian River Plaza
Vero Beach, FL               93%       93%        97%        97%        97%        97%        97%


Downers Grove Building
Downers Grove, IL           100%      100%       100%       100%       100%       100%       100%


Sycamore Mall
Iowa City, Iowa              88%       89%        89%        90%        85%        79%        84%


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



				FIRST DEARBORN INCOME PROPERTIES L.P.
				(Registrant)


				By:  FDIP, Inc.
				(Managing General Partner)






November 14, 1998		By:  /s/ Robert S. Ross
                           	President
			                        	(Principal Executive Officer)









November 14, 1998		By:  /s/ Bruce H. Block
                        				Vice President
		                        		(Principal Financial Officer)