Form 10-K
period 1998-12-31
FIRST DEARBORN INCOME PROPERTIES LP
filed 1999-04-20
CIK 806182

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K

               [X]     ANNUAL REPORT PURSUANT TO SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1998

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

     Net of offering costs, Limited Partners have contributed a total of $8,800,461 to the Partnership. The Partnership is engaged solely in the business of real estate investment. It is the Partnership's objective to realize cash flow from operations and appreciation in the value of the real estate. The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $7,685,642 through December 31, 1998. The Partnership has acquired, through these ventures, interests in two shopping centers and an office building. No investments have been made since 1990 and no properties have been sold. As of December 31, 1998, the Partnership had made the real property investments set forth in the following table:

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

During the past five years, operations at the Partnership's three properties have provided sufficient cash flow to meet the obligations of the Partnership and continue to make distributions to its partners. Each of the properties has been able to sustain adequate cash flow, however, as of December 31, 1998, the Sycamore Mall property is now over 50% vacant. If the Partnership is unable to lease the vacant space at this property, the Partnership may be unable to meet its obligations related to the property. Since 1994, the market rental rates have generally continued to increase.

Indian River Plaza represents the most significant investment made by the Partnership. A total of $4,710,642 has been invested by the Partnership which represents 61% of the Partnership's real estate investments. Since acquiring the Indian River Plaza investment in 1986, the Partnership has received cash distributions of $1,446,028 from Indian River Plaza. The Downers Grove building represents an investment of $1,900,000 or 25% of the Partnership's real estate investments. Since acquiring the Downers Grove investment in 1988, the Partnership has received distributions of $1,757,143. Sycamore Mall accounts for $1,075,000 or 14% of the Partnership's real estate investments. Since acquiring the Sycamore Mall investment in 1990, the Partnership has received distributions of $853,007.

The major tenants at Indian River Plaza are K Mart and Publix, which occupy approximately 56% and 25%, respectively, of the property's net leaseable area. During the second quarter of 1996 Walgreens vacated 12,000 square feet at Indian River Plaza. Walgreens continued to pay the base rental amounts due under their lease until a replacement tenant was located. Occupancy dropped from 98% to 89%, however, in 1997 the vacant space was leased to Beall's Outlet. As of December 31, 1998, the property has regained an occupancy level of 98%. The first mortgage debt was refinanced in 1997, and it is anticipated that the Vero Beach property will be able to produce enough cash flow to meet its obligations.

The Downers Grove Building is a single tenant building with a lease to a subsidiary of Amoco Oil, which expires in 2004. The original tenant at Downers Grove vacated in 1994, however, it was replaced immediately. It is anticipated that the Downers Grove property will be able to produce enough cash flow to meet its obligations. As of October 1, 1997, the Downers Grove property was considered to be held for sale and depreciation was suspended. As of October 1, 1998, the Partnership is no longer considering the property held for sale and has recorded an adjustment to expense previously suspended depreciation.

During 1996, Randall's, a tenant at Sycamore Mall, vacated its leased premises of 19,800 square feet. As a result of the Randall's vacancy, occupancy at Sycamore Mall fell to approximately 86% during the second quarters of 1996. However, Randall's continued to pay rent through December, 1996. Sears, Roebuck and Co. was a tenant under a lease which had an original termination date of March 31, 1992. Prior to that termination, a ten-year extension was agreed to which provided Sears an option to terminate the lease at any time after March 31, 1997 by giving landlord a one year written notice. Sears gave such notice on September 17, 1997 and terminated its lease on September 1, 1998. The Partnership has, so far, been unsuccessful in its efforts to find new tenants for the property, although it continues its leasing efforts. Sycamore Mall is located in Iowa City, Iowa. A new 1,000,000 square foot regional mall has opened in the area, which created additional competition for Sycamore Mall. As of December 31, 1998, the property was 47% occupied, and has needed to provide concessions to the remaining tenants in order to keep them from vacating. Management is currently negotiating with potential replacement tenants, however there can be no assurance that a new lease will be entered into. If this space is not released, the ability of Sycamore Mall to meet its financial obligations could be effected, as a result of decreased revenues.

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

	Indian River Plaza,
	Vero Beach, Florida           	1998            	1997             	1996
	Total revenue	                  747,490         	778,708          	814,569
	Operating profit (loss)       	(207,583)       	(584,228)        	(147,232)
	Total assets                 	5,827,472       	6,056,411        	6,838,960
	Mortgage indebtedness        	4,458,494       	4,547,364        	4,513,640

	Downers Grove Building
	Downers Grove, Illinois       	1998            	1997             	1996
	Total revenue                  	504,827         	519,643          	536,212
	Operating profit (loss)       	(157,330)        	(54,508)        	(109,574)
	Total assets                 	6,943,722       	7,445,731        	7,889,563
	Mortgage indebtedness        	3,823,915       	4,101,987        	4,376,151

	Sycamore Mall,
	Iowa City, Iowa               	1998            	1997            	1996
	Total revenue                	1,515,937      	1,828,997         	1,947,827
	Operating profit (loss)     	(1,010,483)       	222,766           	380,405
	Total assets                 	6,484,454      	8,113,686         	8,425,247
	Mortgage indebtedness        	4,408,025      	4,574,933         	4,728,868

The Partnership has no employees and is largely dependent on the General Partners and their affiliates for services. A description of the terms of transactions between the Partnership and affiliates of the General Partners is set forth in Item 11 below to which reference is hereby made.


Vero Beach Associates
On November 30, 1986, the Partnership purchased an interest in Indian River Plaza, a 147,111 gross leaseable square foot shopping center on U.S. Highway 1 in Vero Beach, Florida. The Partnership's ownership of Indian River Plaza was effected through its 1% partnership interest in Vero Beach Associates (the "Operating Partnership") which holds fee title to the property. An affiliate of the Managing General Partner purchased the remaining 99% interest in the Operating Partnership. In May 1987, upon the sale of a sufficient number of Units, the Partnership made an additional capital contribution to increase its interest in the Operating Partnership. At December 31, 1998, the Partnership had made capital contributions aggregating $4,710,642 to the Operating Partnership. The Partnership's interest in the cash distributions and allocations for Federal income tax purposes of all losses of the Operating Partnership and of profits of the Operating Partnership from the sale or refinancing of the property is 99.9%, and its interest in the allocation of profits from operations of the Operating Partnership for Federal income tax purposes is 98%. The Partnership has consolidated the assets and operations of the Vero Beach Associates as of and for the years ended December 31, 1998, 1997 and 1996.

     Since the property was acquired, occupancy held above 95%, until the second quarter of 1996, when Walgreens vacated 12,000 square feet. During 1997, two new leases were signed. One was for 12,000 square feet to Beall's Outlet store, which replaced Walgreen's. The Beall's lease expires in April, 2002. A lease was also entered into for 5,960 square feet to Sunshine Furniture, which provides for a termination in May 2000. The real estate market in general and the Vero Beach market more specifically have experienced an oversupply of retail shopping centers which have resulted in a soft market for rental rate increases. The shopping center is located on U.S. Highway 1 in Vero Beach, Florida. There is a large retail center adjacent to Indian River Plaza and there are several other shopping centers in the immediate area. Two new shopping centers have recently opened within four miles of Indian River Plaza. The area is becoming a major retail location, but at the same time, there is significant competition for tenants. Therefore, the amount of cash flow generated from the property is less than originally anticipated. As a result, the value of property has not appreciated as had originally been anticipated. However, the property has continued to operate at levels which have allowed it to meet its financial obligations.


Downers Grove Building Partnership
    The Partnership has contributed a total of $1,900,000 to, and owns a 66-2/3% interest in, Downers Grove Building Partnership (the "Building Partnership"). The remaining 33-1/3% interest in the Building Partnership is held by a non-affiliate of the General Partners. The Building Partnership owns a 56,449 square foot two-story office and laboratory building (the "Downers Grove Building"). The Partnership has consolidated the assets and operations of the Building Partnership as of and for the years ended December 31, 1998, 1997 and 1996.

     The Downers Grove Building has been 100% occupied for more than the last five years. The current tenant is a subsidiary of Amoco Oil, and is obligated under the lease until 2004. The Downers Grove Building was originally leased to Reichhold Chemicals, Inc. ("Reichhold"), on a 15 year triple net lease, which provided for bi-annual escalations of 8%, and expiration on February 2, 2002. In November 1994, Reichhold vacated the Downers Grove Building. In connection with the termination of its lease, two annuity contracts were purchased by Reichhold in the amount of $2,500,000. The annuity contracts were subsequently assigned to the Building Partnership to collateralize payment of the lease termination fee. The annuity contracts provide for payments beginning December 1, 1994, through November 1, 2001.
The total principal payments to be received from the annuities in 1999 aggregate $212,008 and are included in rents and other receivables, $443,374 is included in deferred rents receivable on the consolidated balance sheet, and is expected to be received in the years 2000 through 2001. During 1998 and 1997, the Building Partnership recognized $45,872 and $60,863, respectively, of interest income relating to the annuity contracts. The total amount of the two annuity contracts was determined based on negotiations with Reichhold and the lender on the property. Reichhold had been committed under a lease which lasted through 2002, with a provision to terminate the lease early upon payment of a lease termination penalty. Reichhold wanted to terminate the lease and the parties had agreed to allow Reichhold to terminate the lease in exchange for a total payment of $2,500,000. However, the funds were utilized to purchase the annuity contracts. These annuities provide a steady stream of cash flow to supplement the rental income. Together, these amounts are adequate to service the mortgage obligations.

     Income will be recognized from the payment of rent by the new tenant, and interest earned on the balance of the annuity which has not been paid out. Total payments from the annuity in 1998 and 1997 totaled $245,563 and $245,563 respectively, of which $45,872 and $60,863 represented interest income in the respective years while the remainder was treated as payment of rents receivable. Annual payments in years 1999 through 2000 are expected to be $245,563 per year with interest income of $33,566 in 1999 and $20,480 in 2000. The total payments in 2001 are expected to aggregate $225,100 of which $6,598 represents interest.

     Scheduled monthly payments due under the lease are $42,423 through November 2001 and $56,551 from December 2001 through November 2004.

     The Downers Grove Building is managed by an unaffiliated entity under an agreement which will continue in effect from year to year, unless and until terminated, for a management fee of $13,000 per year.

     The Downers Grove Building is located in the western suburbs of Chicago. The west suburban office market contains over 15 million square feet of office space which competes with the property. The market had experienced vacancy rates of over 20% for most of the late 1980's and early 1990's. Market rental rates have been rising over the last several years, as the overall vacancy rate for the area continues to decline. The vacancy rate in the area is now under 10%. Since the Downers Grove Building has been occupied under long term leases, the impoving market has not affected the current lease income.


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

     The property is managed by an affiliate of the General Partners and an affiliate of the seller under a five year management agreement that provides for a fee equal to 5% of the effective gross income, of which 1% is paid to an affiliate of the General Partners. During 1998, 1997 and 1996 the property incurred management fees of $84,679, $93,053 and $96,048, respectively.

     During 1996, Randall's vacated its leased premises of 19,800 square feet. Occupancy fell to 86%, however, Randall's continued to pay rent through December, 1996 so that there was no adverse financial impact in 1996. Sears, Roebuck and Co. was a tenant under a lease which had an original termination date of March 31, 1992. Prior to that termination, a ten-year extension was agreed to which provided Sears an option to terminate the lease at any time after March 31, 1997 by giving landlord a one year written notice. Sears gave such notice on September 17, 1997, and terminated its lease on September 1, 1998. The Sears lease comprised 82,605 square feet which is 34% of the leaseable area of the shopping center. However, the annual rental income received from Sears was approximately $109,000 or approximately 6% of total revenues.

     The Partnership has, so far, been unsuccessful in its efforts to find new tenants for the property, although it continues its leasing efforts. Sycamore Mall is located in Iowa City, Iowa. A new 1,000,000 square foot regional mall has opened, which created additional competition for Sycamore Mall. As of December 31, 1998, the property was 47% occupied, and it has needed to provide concessions to the remaining tenants in order to keep them from vacating. Management is currently negotiating with potential replacement tenants, however there can be no assurance that a new lease will be entered into. If this space is not released, the ability of Sycamore Mall to meet its financial obligations could be effected, as a result of decreased revenues. In response to the uncertainty relative to Sycamore Mall Associates ability to recover the net carrying value of Sycamore Mall through future operations and sale, Sycamore Mall Associates, as a matter of prudent accounting practices and for financial reporting purposes, recorded a provision for value impairment in 1998 in the amount of $1,100,000, of which the Partnership's share was $278,000.

     As a precautionary measure, the partners of Sycamore Mall Associates have maintained additional working capital reserves. It is believed that the additional working capital might be necessary to help maintain existing tenants and attract new tenants, due to the increased competition from the new shopping center. The partners of Sycamore Mall Associates have agreed to maintain these additional reserves and will contribute these amounts back to Sycamore Mall Associates if it is considered appropriate by the partners. The Partnership has no definite plans for improvements to the property at this time. Distributions to the partners in 1998 were $420,000 as compared to $295,000 in 1997 and $408,000 in 1996.


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


Item 2.  Properties

The Partnership owns, through joint venture partnerships, the properties referred to in Item 1. The three properties that the Partnership has an interest in are described below:

Indian River Plaza
On November 30, 1986, the Partnership purchased an interest in Indian River Plaza, a 147,111 gross leaseable square foot shopping center on U.S. Highway 1 in Vero Beach, Florida. The Partnership's ownership of Indian River Plaza was effected through its 1% partnership interest in Vero Beach Associates (the "Operating Partnership") which holds fee title to the property. An affiliate of the Managing General Partner purchased the remaining 99% interest in the Operating Partnership. In May 1987, upon the sale of a sufficient number of Units, the Partnership made an additional capital contribution to increase its interest in the Operating Partnership. The Partnership's interest in the cash distributions and allocations for Federal income tax purposes of all losses of the Operating Partnership and of profits of the Operating Partnership from the sale or refinancing of the property is 99.9%, and its interest in the allocation of profits from operations of the Operating Partnership for Federal income tax purposes is 98%. At December 31, 1998, the Partnership had made capital contributions aggregating $4,710,642 to the Operating Partnership.

The first mortgage at Indian River Plaza was refinanced as of November 11, 1997. The property had been encumbered by a first mortgage which had a principal balance of $4,513,476, as of December 31, 1996. The old loan was being amortized over 30 years with monthly payments of principal and interest of $40,250, bearing interest at the rate of 9%. Currently the property is subject to a first mortgage with an original amount of $4,185,000, bearing interest at 8.31%, amortized over 30 years payable in monthly installments of principal and interest of $31,617, until maturity on November 11, 2027 when the remaining principal balance is payable; secured by the real and personal property of Indian River Plaza. In addition to the first mortgage, the property is also encumbered by a second mortgage with an original principal amount of $365,000, bearing interest at a floating rate which is 5% above the LIBOR rate. This loan is payable in monthly installments of principal and interest, until maturity on November 11, 2002.

The major tenants at Indian River Plaza are K Mart and Publix, which occupy approximately 56% and 25%, respectively, of the property's net leaseable area. Occupancy at Indian River Plaza had remained in the 96% - 100% range through 1995. Walgreens, which was a tenant in about 12,000 square feet, vacated the property during the second quarter of 1996, and moved into a new free-standing building. In March 1997, management entered into a new lease for the Walgreens space. A five year gross lease has been entered into with Beall's Outlet Store, Inc. providing for annual rent of $90,000. This compares to $47,340 per year which was being paid by Walgreens. The K Mart lease expires in 2004 and the annual rent is approximately $220,000. The Publix lease was to expire in 1999 and the annual rent is approximately $125,000. A 5 year extension of the lease has been entered into which provides for a new termination date of September 30, 2004 at an annual rental of approximately $127,624. Average total rent received per square foot at the property during the last three years were $5.08 in 1998, $5.29 in 1997 and $5.73 in 1996.

K- Mart is disputing the calculation of amounts due for tenant charges, under the lease. The total amount disputed from K-Mart is $104,349, as of December 31, 1998. The Partnership has begun legal proceedings to collect the amounts due. As of December 31, 1998, the Partnership has reserved $83,519 of the amount due from K-Mart. This amount has been charged to operating expenses.

The following table illustrates the scheduled lease expirations for Indian River Plaza, over the next ten years:

	              	# of		                                       	% of total
          		leases expiring    	square feet  	annual rent   	annual rent
	1999            	-                   	-             	-           	-
	2000            	3              	11,000	        71,645         	11%
	2001	            1               	1,200	         8,400          	1%
	2002            	2              	13,200	        99,000         	16%
	2003            	2               	3,600	        37,534          	6%
	2004            	3             	119,386	       417,368         	66%
	2005            	-                   	-             	-          	-
	2006            	-	                   -             	-          	-
	2007            	-                   	-             	-          	-
	2008            	-	                   -	             -          	-


Management believes that the Indian River Plaza property has adequate insurance coverage.


Downers Grove Building
The Partnership has contributed a total of $1,900,000 to, and owns a 66-2/3% interest in, Downers Grove Building Partnership (the "Building Partnership"). The remaining 33-1/3% interest in the Building Partnership is held by a non affiliate of the General Partners. The Building Partnership owns a 56,449 square foot two-story office and laboratory building (the "Downers Grove Building"). The Downers Grove Building was leased to Reichhold Chemicals, Inc. ("Reichhold"), on a 15 year triple net lease, which provided for bi-annual escalations of 8%, and expiration on February 2, 2002. The Partnership has consolidated the assets and operations of the Building Partnership as of and for the years ended December 31, 1998, 1997 and 1996.

The property is owned fee simple by the Building Partnership. It is subject to a first mortgage in the amount of $3,823,915, bearing interest at 9.125%, payable in monthly installments of principal and interest of $55,170 from March 1, 1996 through August 1, 1998; and principal and interest of $49,731 from September 1, 1998 until August 1, 2005 when the remaining principal balance is due; secured by the real and personal property of the Downers Grove Building.

The Downers Grove Building is a single tenant building. The property has been 100% occupied for over five years. The current tenant is a subsidiary of Amoco Oil, and is obligated under the lease until 2004.

Management believes that the Downers Grove property has adequate insurance coverage.

Sycamore Mall Associates
The property is a retail shopping center located in Iowa City, Iowa, and is situated on an approximate 21.2 acre site. It includes a main building containing 213,206 square feet and an out parcel building containing 27,000 square feet. A 14,000 square foot parcel which contains a 4,590 square foot building is under a ground lease. The property is owned fee simple by a partnership of which the Partnership is a partner. It is subject to a first mortgage in the amount of $4,408,024 which bears interest at a rate of 8.125% payable in monthly installments of principal and interest of $44,375 until March 1, 2002, when the remaining balance is due.

The major tenant is Von Maur which occupies approximately 17% of the net rentable area. Occupancy at Sycamore Mall had remained in the 94% - 99% range through 1995. During 1996, Randall's vacated its leased premises of 19,800 square feet. Occupancy fell to 86%, however, Randall's continued to pay rent through December, 1996 so that there was no adverse financial impact in 1996. Sears, Roebuck and Co. was a tenant under a lease which had an original termination date of March 31, 1992. Prior to that termination, a ten-year extension was agreed to which provided Sears an option to terminate the lease at any time after March 31, 1997 by giving landlord a one year written notice. Sears gave such notice on September 17, 1997 and terminated its lease on September 1, 1998. Management is currently negotiating with potential replacement tenants, however there can be no assurance that a new lease will be entered into. As of December 31, 1998, the property was over 50% vacant. If this space is not released, the ability of Sycamore Mall to meet its financial obligations could be effected, as a result of decreased revenues. The Sears lease comprised 82,605 square feet which is 34% of the leaseable area of the shopping center. However, the annual rental income received from Sears is approximately $109,000 or approximately 6% of total revenues. The Von Maur lease expires in 2009 and the annual rent is approximately $210,000. Average total rents received per square foot at the property during the last three years are $6.98 in 1998, $7.65 in 1997, and $8.15 in 1996.

There are currently no plans for any significant improvements to the property. Any improvements will be done in conjunction with any new tenants which are located for the property.

The following table illustrates the scheduled lease expirations for Sycamore Mall, over the next ten years:

		# of			% of total
		leases expiring	square feet	annual rent	annual rent
	1999          	11	           18,675         	  48,940         	7%
	2000	           4           	11,623	           69,666        	10%
	2001	           3            	6,100	           95,200	        13%
	2002	           5           	21,321	          184,710        	26%
	2003           	1            	1,203	           12,000         	2%
	2004           	1            	3,464       	    54,212         	8%
	2005	           -                	-                	-         	-
	2006	           -                	-                	-         	-
	2007	           -                	-                	-         	-
	2008           	-                	-                	-         	-


Management believes that the Sycamore Mall property has adequate insurance coverage.

     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                			         1997                      1998
			              at	    at	    at	     at    at  	  at  	   at	   at
             			03/31 	06/30	 09/30 	12/31 	03/31 	06/30 	09/30 	12/31
	Indian River Plaza
	Vero Beach,
	Florida       		93%   	93%   	97%   	97%   	97%    97%   	97%   	98%

	Downers Grove Building
	Downers Grove,
	Illinois     		100%  	100%  	100%  	100%  	100%  	100%  	100%  	100%

	Sycamore Mall
	Iowa City,
	Iowa          		88%   	89%   	89%   	90%   	85%   	79%   	84%    47%


Item 3.  Legal Proceedings

     The Partnership is not aware of any material pending legal proceedings to which it or its properties are subject.

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     As of December 31, 1998, there were 1,288 Limited Partners holding 20,468.5 Units. There is no public market for Units and it is not anticipated that a public market for Units will develop. Pursuant to the terms of the Limited Partnership Agreement of the Partnership (the "Partnership Agreement"), there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to the substitution of a Limited Partner.

     Distributions to Limited Partners, through December 31, 1998, have totaled $3,358,904 since the Partnership's formation. This is approximately $164.10 of cash distributions per Unit. Each Unit originally sold for $500 and the offering was closed on November 15, 1988. Reference is made to Item 6 herein for a summary of annual cash distributions, per Unit, made to the Limited Partners.

Item 6.  Selected Financial Data

FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

December 31, 1998, 1997, 1996, 1995 and 1994

(not covered by Independent Auditors' Report)


                             	1998       	1997       	1996       	1995        	1994
Total revenues 	            1,253,960  	1,305,716  	1,360,339   1,579,111  	 3,495,931

Operating income (loss)   	  (473,079)  	(745,757)  	(382,721)  	(267,289)	  1,721,130

Partnership's share of
 operations of
  unconsolidated venture    	(255,045)    	56,226     	96,014     	67,587      	51,758

Venture partners' share
 of consolidated ventures'
  operations            	      52,438     	18,758     	34,611     	65,054    	(614,111)

Net income (loss)	           (675,686)  	(670,773)  	(252,096)  	(134,648) 	 1,158,777

Net income (loss) per Unit     (32.68)    	(32.44)    	(12.19)     	(6.51)	      56.05

Total assets	              13,960,459 	15,169,140	 16,317,347 	16,959,731  	17,726,940

Long-term debt 	            7,816,665  	8,249,873  	4,101,986	  8,889,627	   4,586,785

Cash distributions
  per Unit                       6.59       	7.48       	7.50      	11.26       	14.96


   The above selected financial data should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere in this annual report.

  (a) The net income (loss) per Unit and cash distributions per Unit are based on the number of Units outstanding at the end of each period (20,468.5)


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

At December 31, 1998, the Partnership had cash and cash equivalents of $298,500 as compared to $318,627 as of December 31, 1997. The decrease in cash and cash equivalents is primarily a result of cash flow used by financing activities and used by investment activities exceeding cash provided from operations. Distributions to limited partners were reduced $18,071
($0.89 per Unit) from the prior year. Distributions to limited partners have been suspended in 1999.

The first mortgage at Indian River Plaza was refinanced as of November 11, 1997. The property had been encumbered by a first mortgage which had a principal balance of $4,513,476, as of December 31, 1996. The old loan was being amortized over 30 years with monthly payments of principal and interest of $40,250, bearing interest at the rate of 9%. Currently the property is subject to a first mortgage with an original amount of $4,185,000, bearing interest at 8.31%, amortized over 30 years payable in monthly installments of principal and interest of $31,617, until maturity on February 11, 2027 when the remaining principal balance is payable; secured by the real and personal property of Indian River Plaza. In addition to the first mortgage, the property is also encumbered by a second mortgage with an original principal amount of $365,000, bearing interest at a floating rate which is 5% above the LIBOR rate. This loan is payable in monthly installments of principal and interest, until maturity on November 11, 2002.

In November 1994, Reichhold vacated the Downers Grove Building. In connection with the termination of its lease, two annuity contracts were purchased by Reichhold in the amount of $2,500,000. The annuity contracts were subsequently assigned to the Building Partnership to collateralize payment of the lease termination fee. The annuity contracts provide for payments beginning December 1, 1994 through November 1, 2001. The total principal payments to be received from the annuities in 1999 aggregate $212,008 and are included in rents and other receivables, $443,374 is included in deferred rents receivable on the consolidated balance sheet, and is expected to be received in the years 2000 and 2001. During 1998 and 1997, the Building Partnership recognized $45,872 and $60,863, respectively, of interest income relating to the annuity contracts.

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

As of October 1, 1997, the Downers Grove property was considered to be held for sale and depreciation was suspended. As of October 1, 1998, the Partnership is no longer considering the property held for sale and has recorded an adjustment to expense previously suspended depreciation.

There are certain risks and uncertainties associated with the Partnership's investments made through joint ventures, including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

In response to the weakness of the U.S. economy in general and the problems being experienced at the Sycamore Mall property in particular, the Partnership is taking steps to preserve its working capital. Therefore, the Partnership carefully scrutinizes the appropriateness of any possible discretionary expenditures, particularly as such expenditures relate to the amount of working capital reserves the Partnership has available. By conserving working capital, the Partnership expects to be in a better position to meet future needs of its properties without having to rely on external financing sources.

Results of Operations:

The results of operations for the years ended December 31, 1998, December 31, 1997 and December 31, 1996 reflect the consolidated operations of the Partnership and its consolidated ventures, Vero Beach Associates (the
"Vero Partnership") and Downers Grove Building Partnership (the "Building Partnership") and its equity investment in Sycamore Mall Associates (the "Sycamore Partnership"). The results of operations of the Vero Partnership reflect the operations of the Indian River Plaza Shopping Center. The results of operations of the Building Partnership reflect the operations of the Downers Grove Building. The equity investment in the Sycamore Partnership reflects the Partnership's share of the operations of the Sycamore Mall Shopping Center.


Changes from 1997 to 1998:

In 1998, the Partnership had a net loss of $675,686 as compared to a net loss of $670,773 in 1997. In 1997 the Partnership recognized an impairment loss of $400,000 related to the Vero Beach property. In 1998 the Partnership recognized approximately $250,000 in losses from the Sycamore Mall property related to an impairment loss recorded at that property.

The Partnership's interest income decreased $20,568 (29%) from $71,680 in 1997 to $50,112 in 1998. The decrease is primarily attributable to the decrease in interest earned on the annuity contracts relating to the Downers Grove property. As the annuity contracts have been paid down, the interest income has been reduced on the reduced principal amounts remaining.

Property operating expenses increased $38,217 (13%) to $336,626 in 1998 from $298,409 in 1997, primarily as a result of a write down of accounts receivable at the Vero Beach property. An allowance for doubtful accounts was established in the amount of $83,519 for expense reimbursements from a tenant. The tenant is disputing the calculation of amounts due to be reimbursed under the lease. Management is currently reviewing possible legal action against the tenant.

Interest expense decreased $48,041 (6%) from $790,313 in 1997 to $742,272 in 1998. The decrease is a result of the reduction in mortgage indebtedness in the amount of $366,942 which occurred throughout the year.

Depreciation expense increased $94,926 (21%) from $448,396 in 1997 to $543,322 in 1998. As of October 1, 1997, the Downers Grove property was considered to be held for sale. As of October 1, 1998, the Partnership is no longer considering the property held for sale and has recorded a cummulative adjustment to recapture depreciation expense from October 1, 1997.

General and administrative expense increased $1,495 (2%) from $98,704 in 1997 to $100,199 in 1998. This increase resulted from an increase in accounting and professional fees.

The Partnership's share of operations of unconsolidated venture resulted in a loss of $255,045 in 1998 compared to income of $56,226 in 1997. This decrease is attributable to increased vacancy at Sycamore Mall and the Partnership's share ($278,000) of a provision for value impairment. Revenues decreased $313,000 in 1998 as compared to 1997, as a result of the increase in vacancy. Interest expense decreased by $13,000 in 1998 as compared to 1997 due to a reduction in the outstanding loan balance. Property operating expenses decreased $99,000 in 1998 as compared to 1997 primarily due to a decrease in property maintenance and landscaping costs. Property taxes decreased $156,000 in 1998 as compared to 1997 primarily due to a reduction in assessed value due to the increase in vacancy. Net loss at Sycamore Mall was approximately $1,010,000 in 1998 as compared to net income of approximately $223,000 in 1997.


Changes from 1996 to 1997:

In 1997, the Partnership had a net loss of $670,773 as compared to a net loss of $252,096 in 1996. This significant increase in net loss is attributable to the Partnership's recognition of an impairment loss of $400,000 related to the Vero Beach property. In conjunction with the refinancing of the Vero Beach property, an appraisal was obtained which indicated a valuation of $6,000,000. The partnership adjusted the book valuation from $6,400,000 to $6,000,000.

The $20,742 decrease in rental income and the $12,258 decrease in tenant charges for the year ended December 31, 1997 as compared to the year ended December 31, 1996 primarily resulted from the decrease in occupancy at the Vero Beach property. The Vero Beach vacancies were released prior to the end of 1997 and management anticipates an increase in rental income in 1998.

The Partnership's interest income decreased from $93,303 in 1996 to $71,680 in 1997. The decrease is primarily attributable to the decrease in interest earned on the annuity contracts relating to the Downers Grove property. As the annuity contracts have been paid down, the interest income has been reduced on the reduced principal amounts remaining.

Property operating expenses increased $13,559 (5%) to $298,409 in 1997 from $284,850 in 1996, primarily as a result of an increase in property maintenance expenses at the Vero Beach property.

Interest expense decreased $28,936 (4%) from $819,249 in 1996 to $790,313 in 1997. The decrease is a result of the reduction in mortgage indebtedness in the amount of $240,276 which occurred throughout the year.

Depreciation expense decreased from $495,107 in 1996 to $448,396 in 1997. As of October 1, 1997, the Downers Grove property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded by the Partnership from October 1, 1997 through December 31, 1997.

General and administrative expense decreased $23,009 (19%) from $121,713 in 1996 to $98,704 in 1997. This decrease resulted in a decrease in administrative costs charged by an affiliate of the General Partner.

The Partnership's share of operations of unconsolidated venture decreased $39,788 (41%) from $96,014 in 1996 to $56,226 in 1997. This decrease is attributable to increased vacancy at Sycamore Mall. Revenues decreased $119,000 in 1997 as compared to 1996, as a result of the increase in vacancy. Interest expense decreased by $12,000 in 1997 as compared to 1996 due to a reduction in the outstanding loan balance. Property operating expenses increased $40,000 in 1997 as compared to 1996 primarily due to an increase in property maintenance and landscaping costs. Net income at Sycamore Mall decreased approximately $158,000 in 1997 as compared to 1996. First Dearborn Income Properties L.P.'s share of the decrease is $39,788.


Inflation:

The Partnership has completed its eleventh full year of operations. During the last ten years the annual inflation rate has ranged from 2.01% to 5.40% with an average of 3.71%. The effect which inflation has had on income from operations has been minimal.

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


Year 2000

The General Partner has determined that it does not expect that the consequences of the Partnership's year 2000 issues will have a material effect on the Partnership's business, results of operations or financial condition.


Item 7a.  Quantitative and Qualitative Disclosures about Market Rate

The Partnership has identified interest rate changes as a potential market risk. However, as a majority of the Partnership`s long-term debt bears interest at a fixed rate, the Partnership does not believe that it is exposed to market risk relative to interest rate changes.

Item 8.  Financial Statements and Supplementary Data

                  FIRST DEARBORN INCOME PROPERTIES L.P.
                       (a limited partnership)
                      and Consolidated Ventures

                                INDEX

Independent Auditors' Report                                               	16
Consolidated Balance Sheets, December 31, 1998 and 1997               	17 - 18
Consolidated Statements of Operations,
  years ended December 31, 1998, 1997 and 1996                          	19
Consolidated Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 1998, 1997 and 1996                             	20
Consolidated Statements of Cash Flows,
  years ended December 31, 1998, 1997 and 1996                             	21
Notes to Consolidated Financial Statements                            	22 - 30

                                                                     	Schedule
Consolidated Real Estate and Accumulated Depreciation                     	III

                        Sycamore Mall Associates
                        (a general partnership)

                                INDEX

Independent Auditors' Report                                               	32
Balance Sheets, December 31, 1998 and 1997	                            33 - 34
Statements of Operations,
  years ended December 31, 1998, 1997 and 1996                             	35
Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 1998, 1997 and 1996                             	36
Statements of Cash Flows,
  years ended December 31, 1998, 1997 and 1996                             	37
Notes to Financial Statements 	                                        38 - 40


                                                                     	Schedule
Real Estate and Accumulated Depreciation	                                  III

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Dearborn Income Properties L.P. and consolidated ventures as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                             KPMG LLP
Chicago, Illinois
April 14, 1999

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                          (a limited partnership)
                         and Consolidated Ventures

                        Consolidated Balance Sheets

                         December 31, 1998 and 1997

                                   Assets

                                                   	1998	             1997
Current assets:
     Cash and cash equivalents (note 1)	            298,500          	318,627
     Rents and other receivables	                   371,630          	422,867
     Due from affiliates                             	6,934            	6,329
     Prepaid expenses	                                8,767	           14,202

          Total current assets                     	685,831          	762,025

Investment properties:
     Land                                        	2,233,114          	920,953
     Buildings and improvements                 	15,375,453        	8,582,416
                                                	17,608,567        	9,503,369
     Less accumulated depreciation              	(6,296,327)      	(3,482,119)
Total properties held for investment
     net of accumulated depreciation            	11,312,240        	6,021,250
     Properties held for sale or disposition	             -        	5,780,676
                                                	11,312,240	       11,801,926

Investment in unconsolidated venture,
  at equity (notes 2 and 7)                        	529,400	          890,432
Deferred rents receivable                        	1,211,836        	1,476,641
Deferred loan costs	                                221,152	          238,116

Total assets	                                    13,960,459       	15,169,140





See accompanying notes to Consolidated Financial Statements.

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

                    Consolidated Balance Sheets - Continued

                         December 31, 1998 and 1997

             Liabilities and Partners' Capital Accounts (Deficits)

                                                    	1998            	1997
Current liabilities:
     Accounts payable and accrued expenses	          228,452         	215,149
     Due to affiliates (note 6)                     	306,643         	281,182
     Accrued interest                                	49,216          	54,375
     Current portion of long-term debt  (note 3)	    353,857         	399,478

          Total current liabilities                 	938,168         	950,184

Long-term liabilities:
     Long-term debt (note 3)                      	7,928,552       	8,249,873
     Venture partners' equity
        in consolidated ventures (note 2)         	1,176,676       	1,245,723
     Deposits	                                        17,767	          13,431
         Total long-term liabilities              	9,122,995       	9,509,027

          Total liabilities	                      10,061,163      	10,459,211

Partners' capital accounts (deficits)
     General partners - cumulative net loss	         (15,497)         	(8,740)
       Total general partner capital (deficit)	      (15,497)         	(8,740)

     Limited partners (20,468.5 units):
       Capital contributions	                      8,800,461	       8,800,461
       Cumulative net loss	                       (1,526,764)       	(857,835)
       Cumulative cash distributions	             (3,358,904)     	(3,223,957)
        Total limited partner capital	             3,914,793	       4,718,669

          Total partners' capital accounts	        3,899,296       	4,709,929

Commitments and contingencies (notes 2 and 6)

Total liabilities and partners' capital	          13,960,459      	15,169,140


See accompanying notes to Consolidated Financial Statements.

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                            (a limited partnership)
                           and Consolidated Ventures

                    Consolidated Statements of Operations

                Years ended December 31, 1998, 1997, and 1996


                                          	1998	         1997         	1996
Revenues:
     Rental income	                     1,117,753    	1,136,271    	1,157,013
     Tenant charges	                       86,095	       97,765	      110,023
     Interest income   	                   50,112	       71,680    	   93,303

          Total revenues	               1,253,960    	1,305,716    	1,360,339

Expenses:
     Property operating expenses         	326,626      	298,409      	284,850
     Interest                            	742,272      	790,313      	819,249
     Depreciation	                        543,322      	448,396      	495,107
     Amortization                         	14,621       	15,651       	22,141
     Provision for value impairment	            -      	400,000            	-
     General and administrative expense 	 100,199	       98,704    	  121,713

          Total expenses	               1,727,039    	2,051,473    	1,743,060

Operating loss                          	(473,079)    	(745,757)    	(382,721)

Partnership's share of operations
    of unconsolidated venture           	(255,045)	      56,226	       96,014

Venture partners' share of consolidated
    ventures' operations (note 1)	         52,438	       18,758	       34,611

Net loss                                	(675,686)    	(670,773)    	(252,096)

Net loss per
  limited partnership unit (note 1)	       (32.68)	      (32.44)	      (12.19)

Cash distribution per
  limited partnership unit  	                6.59	         7.48	         7.50




See accompanying notes to Consolidated Financial Statements.

                    FIRST DEARBORN INCOME PROPERTIES L.P.
                          (a limited partnership)
                         and Consolidated Ventures

      Consolidated Statements of Partners' Capital Accounts (Deficits)

                Years ended December 31, 1998, 1997 and 1996

                      		General Partners           	Limited Partners (20,468.5 Units)
                                       			Contributions,	                	Cash
                       	Net income	           net of  	 	Net income  	distrib-
                          	(loss)  	Total	offering costs   	(loss)     	utions	        Total
Balance (deficit)
 at December 31, 1995       	489     	489    	8,800,461     	55,805   	(2,917,472)	   5,938,794

Net loss	                 (2,521) 	(2,521)           	-	   (249,575)           	-	     (249,575)
Cash distributions 	           -        -             -	          -   	  (153,467)    	(153,467)

Balance (deficit)
 at December 31, 1996	    (2,032) 	(2,032)   	8,800,461 	  (193,770)  	(3,070,939)	   5,535,752

Net loss	                 (6,708) 	(6,708)           	-	   (664,065)           	-	     (664,065)
Cash distributions 	           -	       -             -           -   	  (153,018)	    (153,018)

Balance (deficit)
 at December 31, 1997	    (8,740) 	(8,740)   	8,800,461 	  (857,835)  	(3,223,957)	   4,718,669

Net loss	                 (6,757) 	(6,757)	           -   	(668,929)           	-	     (668,929)
Cash distributions 	           -	       -             -           -   	  (134,947)	    (134,947)

Balance (deficit)
 at December 31, 1998	   (15,497)	(15,497)   	8,800,461 	(1,526,764)  	(3,358,904)	   3,914,793









See accompanying notes to Consolidated Financial Statements.

                      FIRST DEARBORN INCOME PROPERTIES L.P.
                            (a limited partnership)
                           and Consolidated Ventures

                      Consolidated Statements of Cash Flows
                   Years ended December 31, 1998, 1997 and 1996
                                         	1998         	1997	         1996
Cash flows from operating activities:
  Net loss	                             (675,686)    	(670,773)    	(252,096)
  Items not requiring
        cash or cash equivalents:
     Depreciation	                       543,322      	448,396      	495,107
     Amortization	                        14,621       	15,651       	22,141
     Provision for value impairment           	-      	400,000            	-
     Partnership's share of operations
       of unconsolidated venture,
       net of distributions             	361,032       	18,217        	6,945
     Venture partners' share of
       consolidated ventures'
       operations	                       (52,438)	     (18,758)     	(34,611)

  Changes in:
     Rents and other receivables	         51,237	     (129,480)     	645,917
     Due from affiliates                   	(605)	      (4,114)	        (201)
     Prepaid expense	                      5,435       	(4,895)        	(234)
     Deferred rents receivable	          264,805      	252,470     	(191,542)
     Accounts payable
       and accrued expenses              	13,303           	(9)       	5,950
     Due to affiliates	                   25,461       	18,673       	24,319
     Accrued interest	                    (5,159)	     (12,753)      	(2,146)
     Unearned revenues                        	-      	(60,538)      	60,538
     Deposits	                             4,336          	960      	(17,453)
Net cash provided
      by operating activities           	549,664      	253,047      	762,634

Cash flows from investing activities-
  additions to investment properties    	(53,636)     	(52,606)	     (34,541)

Cash flows from financing activities:
  Payment of deferred loan costs          	2,343     	(170,990)      	(1,246)
  Venture partners' distributions
    from consolidated ventures          	(16,609)     	(11,715)       	9,795
  Distributions to limited partners    	(134,947)	    (153,018)    	(153,467)
  Proceeds from refinancing
    of long-term debt                         	-    	4,550,000            	-
  Principal payments on long-term debt 	(366,942)  	(4,790,276)    	(283,213)
Net cash used in financing activities  	(516,155)    	(575,999)    	(428,131)

Net increase (decrease)
    in cash and cash equivalents       	 (20,127)    	(375,558)     	299,962
Cash and cash equivalents
    at beginning of year	                318,627      	694,185      	394,223
Cash and cash equivalents
    at end of year	                      298,500	      318,627      	694,185

Supplemental disclosure of
  cash flow information-
    cash paid for mortgage
      and other interest             	   747,431      	803,066      	821,395

See accompanying notes to Consolidated Financial Statements.

                      FIRST DEARBORN INCOME PROPERTIES L.P.
                            (a limited partnership)
                           and Consolidated Ventures

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

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

For the years ended December 31, 1998, 1997 and 1996, the accompanying Consolidated Financial Statements include the accounts of the Partnership and its Consolidated Ventures - Vero Beach Associates and Downers Grove Building Partnership, and its equity investment in Sycamore Mall Associates. The Partnerships policy is to consolidate the operations of ventures in which it controls more than 50% of the equity interest. The equity method is used to account for ventures in which it controls 50% or less of the equity interest. The effect of all transactions between the Partnership and the Consolidated Ventures has been eliminated.

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

	                                 	(unaudited)             		(unaudited)
                               	1998         	1998	       1997         	1997
                               	GAAP	          Tax	       GAAP          	Tax
	                               Basis	        Basis	      Basis  	      Basis
Total assets	                13,960,459   	4,482,586  	15,169,140   	4,761,970

Partners' capital accounts:
    General partners           	(15,497)   	 (32,385)     	(8,740)   	 (29,335)
    Limited partners         	3,914,793   	4,208,328   	4,718,669   	4,565,881

Net loss:
  General partners              	(6,757)     	(1,699)     	(6,708)     	(4,292)
  Limited partners            	(668,929)   	(168,290)    (664,065)   	(310,688)

Net loss per
  limited partnership unit	      (32.68)	      (8.22)     	(32.44)   	  (15.18)

The net loss per limited partnership unit presented is based on the limited partnership units outstanding at the end of each period (20,468.5). All distributions to partners through December 31, 1998 have been considered to be a return of capital.

                       FIRST DEARBORN INCOME PROPERTIES L.P.
                             (a limited partnership)
                            and Consolidated Ventures

              Notes to Consolidated Financial Statements - Continued


The Partnership's distributions from its unconsolidated venture are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net income. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such investments, with an original maturity of three months or less ($18,810 and $69,163 at December 31, 1998 and 1997, respectively), as cash equivalents.

Deferred offering costs were charged to the partners' capital accounts upon consummation of the offering. Deferred loan costs are amortized over the terms of the related agreements using the straight-line method. Depreciation on the investment properties acquired has been provided over the estimated useful lives of 5 to 30 years using the straight-line method.

Although certain leases of the Partnership provide for tenant occupancy during periods for which no rent was due and/or increases in minimum lease payments over the term of the lease, the Partnership accrues rental income for the full period of occupancy on a straight-line basis.

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

The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of", on January 1, 1996. SFAS 121 requires that the Partnership record an impairment loss on its property held for investment whenever the property's carrying value cannot be fully recovered through estimated undiscounted cash flows from its operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. In addition, SFAS 121 provides that a property may not be depreciated while being held for sale. As of October 1, 1997, the Downers Grove property was considered to be held for sale, and depreciation was suspended. As of October 1, 1998, the Partnership is no longer considering the property held for sale and has recorded an adjustment to expense previously unrecognized depreciation from October 1, 1997. At December 31, 1997, an impairment loss of $400,000 was recognized as it relates to the Vero Beach property. In response to the uncertainty relative to Sycamore Mall Associates ability to recover the net carrying value of Sycamore Mall through future operations and sale, Sycamore Mall Associates, as a matter of prudent accounting practices and for financial reporting purposes, recorded a provision for value impairment in 1998 in the amount of $1,100,000, of which the Partnership's share was $278,000.

The Partnership has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Partnership defines each of its property investments as an individual operating segment and has determined such property investments exhibit substantially identical economic characteristics and meet the other criteria specified by SFAS No. 131 which permits the property investments to be aggregated into one reportable segment. The Partnership assesses and measures operating results based on net operating income (rental income less property operating expenses).
With the exception of interest expense, professional services and general and administrative expenses, substantially all other components of net earnings (loss) of the Partnership relate to property investments. With the exception of cash and cash equivalents, substantially all other assets of the Partnership relate to property investments.

                   FIRST DEARBORN INCOME PROPERTIES L.P.
                         (a limited partnership)
                        and Consolidated Ventures

           Notes to Consolidated Financial Statements - Continued


(2)  Venture Agreements

     (a)  General

The Partnership has entered into three joint venture agreements with
partnerships sponsored by affiliates of the General Partners.   Pursuant
to such agreements, the Partnership has made capital contributions aggregating $7,685,642 through December 31, 1998. The Partnership has acquired, through these ventures, interests in two shopping centers and an office building.

(b)  Vero Beach Associates

On November 30, 1986, the Partnership purchased an interest in Indian River Plaza, a 147,111 gross leaseable square foot shopping center on U.S. Highway 1 in Vero Beach, Florida. The Partnership's ownership of Indian River Plaza was effected through its 1% partnership interest in Vero Beach Associates (the "Operating Partnership") which holds fee title to the property. An affiliate of the Managing General Partner purchased the remaining 99% interest in the Operating Partnership. In May 1987, upon the sale of a sufficient number of Units, the Partnership made an additional capital contribution to increase its interest in the Operating Partnership. The Partnership's interest in the cash distributions and allocations for Federal income tax purposes of all losses of the Operating Partnership and of profits of the Operating Partnership from the sale or refinancing of the property is 99.9%, and its interest in the allocation of profits from operations of the Operating Partnership for Federal income tax purposes is 98%. At December 31, 1998, the Partnership had made capital contributions aggregating $4,710,642 to the Operating Partnership.

The first mortgage at Indian River Plaza was refinanced as of November 11, 1997. The property had been encumbered by a first mortgage which had a principal balance of $4,513,476, as of December 31, 1996. The old loan was being amortized over 30 years with monthly payments of principal and interest of $40,250, bearing interest at the rate of 9%. Currently the property is subject to a first mortgage with an original amount of $4,185,000, bearing interest at 8.31%, amortized over 30 years payable in monthly installments of principal and interest of $31,617, until maturity on November 11, 2027 when the remaining principal balance is payable; secured by the real and personal property of Indian River Plaza. In addition to the first mortgage, the property is also encumbered by a second mortgage with an original principal amount of $365,000, bearing interest at a floating rate which is 5% above the LIBOR rate. This loan is payable in monthly installments of principal and interest, until maturity on November 11, 2002.

The property is managed by an affiliate of the seller under a management agreement that provides for a fee equal to 3% of operating income, payable on a monthly basis. Management fees deferred pursuant to a previous management agreement aggregate $105,952 at December 31, 1998 and 1997.

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

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                            (a limited partnership)
                          and Consolidated Ventures

           Notes to Consolidated Financial Statements - Continued


The Downers Grove Building was originally leased to Reichhold Chemicals, Inc. ("Reichhold"), on a 15 year triple net lease, which provided for bi-annual escalations of 8%, and expiration on February 2, 2002. In November 1994, Reichhold vacated the Downers Grove Building. In connection with the termination of their lease, two annuity contracts were purchased by Reichhold in the amount of $2,500,000. The annuity contracts were subsequently assigned to the Building Partnership to collateralize payment of the lease termination fee. The annuity contracts provide for payments beginning December 1, 1994, through November 1, 2001. The total principal payments to be received from the annuities in 1999 aggregate $212,008 and are included in rents and other receivables, $443,374 is included in deferred rents receivable on the consolidated balance sheet, and is expected to be received in the years 2000 through 2001. During 1998 and 1997, the Building Partnership recognized $45,872 and $60,863, respectively, of interest income relating to the annuity contracts.

The Downers Grove Building is managed by an unaffiliated entity under a management agreement that will continue in effect from year to year, unless and until terminated, for a management fee of $13,000 per year.


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

The terms of the Sycamore Mall Associates partnership agreement provide that cash flow, sale or refinancing proceeds and profit and loss will be distributed or allocated in proportion to the partners' ownership interests.

The property is managed by an affiliate of the General Partners and an affiliate of the seller under a five year management agreement that provides for a fee equal to 5% of the effective gross income, of which 1% is paid to an affiliate of the General Partners. During 1998, 1997 and 1996 the property incurred management fees of $84,679, $93,053 and $96,048, respectively.

                   FIRST DEARBORN INCOME PROPERTIES L.P.
                         (a limited partnership)
                        and Consolidated Ventures

            Notes to Consolidated Financial Statements - Continued


(3)  Long-Term Debt

Long-term debt consists of the following at December 31, 1998 and 1997:

                                                    	1998             	1997
$4,185,000 mortgage note, bearing interest
at 8.31%, amortized over 30 years payable
in monthly installments of principal and
interest of $31,617 until February 11, 2007.
If the remaining principal balance is not
paid; the interest rate will increase to the
greater of 13.31% or the Treasury Rate, as
defined, for the remaining term of the loan,
until maturity on November 11, 2027.  The
loan is secured by the real and personal
property of Indian River Plaza.                  	4,156,833        	4,182,364

$365,000 floating rate note, bearing interest
at LIBOR plus 5%, payable in monthly
installments of principal and interest
until maturity on November 11, 2002.
The loan is secured by the real and personal
property of Indian River Plaza.                    	301,661	          365,000

$4,586,044 mortgage note, bearing interest
at 9.125%, payable in monthly installments
of interest only of $34,873 from August 1,
1995 through February 1, 1996; principal
and interest of $55,170 from March 1, 1996
through August 1, 1998; and principal and
interest of $49,731 from September 1, 1998
until August 1, 2005 when the remaining
principal balance is due; secured by the
real and personal property of the Downers
Grove Building.	                                  3,823,915        	4,101,987

     Total debt                                  	8,282,409        	8,649,351

     Less current portion of long-term debt	        353,857	          399,478

     Total long-term debt	                        7,928,552        	8,249,873

                    FIRST DEARBORN INCOME PROPERTIES L.P.
                          (a limited partnership)
                         and Consolidated Ventures

            Notes to Consolidated Financial Statements - Continued


Five year maturities of long-term debt are as follows:

                      	1999                  	353,857
                      	2000                  	387,476
                       2001                   426,444
                       2002                   468,226
                      	2003                  	411,618


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

(5)  Leases

At December 31, 1998, the Partnership and its Consolidated Ventures' principal assets are a shopping center and an office building. The Partnership has determined that all leases relating to the properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over the estimated useful life of the property. Leases with tenants range in term from two to thirty years and provide for fixed minimum rent and partial to full reimbursement of operating costs. In addition, substantially all leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volume.

                    FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

             Notes to Consolidated Financial Statements - Continued

Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1998:

        Shopping center:
          Cost	                           9,503,369
          Accumulated depreciation      	(3,765,441)
	                                         5,737,928
        Office building:
          Cost                           	8,105,198
          Accumulated depreciation      	(2,530,886)
    	                                     5,574,312

                     Total	              11,312,240

Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

                         	1999         	1,135,301
                         	2000	         1,091,388
	                         2001         	1,075,822
                         	2002         	1,170,105
                         	2003         	1,129,047
                         	Thereafter	     900,825
	                                       6,502,488

Percentage rents (based on tenants' sales volume) included in rental income were $24,859, $108,000 and $83,941 for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, the Partnership's Consolidated Ventures recognize income on a straight-line basis over the life of the related leases. Included in deferred rents receivable at December 31, 1998 and 1997 is $768,463 and $821,242, respectively, which represents rental income due from tenants in future periods.

(6)  Transactions with Affiliates

In connection with the evaluation, investigation, negotiation, selection and purchase of the Partnership's investment properties, affiliates of the General Partners were entitled to receive acquisition fees from the Partnership, equal to 4.85% of the gross proceeds from the offering of Units. As of December 31, 1998, the aggregate amount of acquisition fees earned by affiliates of the General Partners was $496,361, all of which was paid.

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

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                            (a limited partnership)
                           and Consolidated Ventures

             Notes to Consolidated Financial Statements - Continued


Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                   				Unpaid at
                                          	1998    	1997	    1996	Dec. 31, 1998
Non-accountable expense reimbursement    25,588  	25,588  	25,588     	305,257
Reimbursement (at cost)
  for administrative services         	   1,336 	  1,652	  18,163	       1,386
                                   	     26,924	  27,240  	43,751	     306,643

(7)  Investment in Unconsolidated Venture

Summary financial information for Sycamore Mall Associates as of December 31, 1998 and 1997 is as follows:

                                                       	1998          	1997
        Current assets                            	    286,207       	561,025
        Current liabilities                          	(445,759)     	(463,515)
            Working capital                           	159,552        	97,510

        Deferred expenses                              	40,215        	49,805
        Venture partners' equity                   	(1,350,441)   	(2,419,892)
        Investment property, net                    	6,158,032     	7,502,856
        Long-term liabilities                      	(4,232,462)   	(4,413,455)
          Partnership's capital                   	    455,792    	   816,824

     Represented by:
          Invested capital                          	1,075,000	     1,075,000
          Cumulative cash distributions              	(853,032)	     (747,045)
          Cumulative income                            233,824    	   488,869
	                                                      455,792    	   816,824

     Total revenues                               	  1,515,937     	1,828,997
     Total expense                                   2,526,420     	1,606,231
        Net income (loss)                           (1,010,483)   	   222,766

The total revenues, expenses and net income for the above venture for the year ended December 31, 1996 were $1,947,827, $1,567,422 and $380,405, respectively.

The Partnership's investment in Sycamore Mall Associates differs from the Partnership's capital primarily due to acquisition costs incurred by the Partnership which were not reimbursed by Sycamore Mall Associates and are being amortized over 30 years.

                      FIRST DEARBORN INCOME PROPERTIES L.P.
                            (a limited partnership)
                           and Consolidated Ventures

             Notes to Consolidated Financial Statements - Continued


(8)  Subsequent Event

In March 1999, the Partnership suspended cash distributions to the Limited Partners.

                      FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures
                             December 31, 1998

                               Schedule III
             Consolidated Real Estate and Accumulated Depreciation


                             Initial Cost to Partnership    Additions        Gross amount of asset at period end
                                         Building &    Building &             Building &                Accumulated
                  Encumbrance    Land   Improvements Improvements   Land     Improvements    Total     Depreciation
Shopping Center
Vero Beach, FL	    4,458,494   	891,905   	8,172,052   	410,364   	920,953   	8,582,416	   9,503,369   	3,765,441

Office Building
Downers Grove, IL 	3,823,915 	1,312,161   	6,728,640	    64,397 	1,312,161   	6,793,037	   8,105,198	   2,530,886

Total	             8,282,409 	2,204,066  	14,900,692	   474,761 	2,233,114	  15,375,453  	17,608,567   	6,296,327

(a)  The initial cost represents the original purchase price of the properties reduced by any provision for value impairment.
(b)  The aggregate cost of the above real estate at December 31, 1998 for Federal income tax purposes is $16,611,065.
(c)  The Vero Beach property was constructed in 1979 and aquired by the Partnership in 1987.
     Its components are depreciated over useful lives of between 5 and 30 years.
(d)  The Downers Grove property was constructed in two phases in 1983 and 1987 and aquird in 1988.  It is depreciated over useful lives of between 5 and 30 years.

                                              	1998        	1997        	1996
(e)  Reconciliation of real estate owned
       Balance at beginning of period	      17,554,931  	17,902,325  	17,867,784
       Reserve for value impairment                 	-    	(400,000)          	-
       Additions	                               53,636	      52,606       34,541
       Balance at end of period            	17,608,567  	17,554,931  	17,902,325

(f)  Reconciliation of accumulated depreciation
       Balance at beginning of period	       5,753,005	   5,304,609   	4,809,502
       Depreciation expense	                   543,322	     448,396  	   495,107
       Balance at end of period              6,296,327   	5,753,005   	5,304,609

                         Independent Auditors' Report

The Partners
Sycamore Mall Associates
We have audited the financial statements of Sycamore Mall Associates as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sycamore Mall Associates as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.


                                           KPMG LLP
Chicago, Illinois
April 14, 1999

                           SYCAMORE MALL ASSOCIATES
                            (a general partnership)

                               Balance Sheets

                          December 31, 1998 and 1997

                                   Assets

                                                 	1998	               1997
Current assets:
     Cash and cash equivalents	                 98,915               	222,382
     Rents and other receivables	              161,492	               315,012
     Due from affiliates	                        4,509	                 4,509
     Prepaid expenses	                          21,291	                19,122

          Total current assets                	286,207	               561,025

Investment properties:
     Land                                   	1,206,880             	1,206,880
     Buildings and improvements             	7,246,641             	8,301,053
	                                            8,453,521             	9,507,933
     Less accumulated depreciation         	(2,295,489)           	(2,005,077)
                                            	6,158,032             	7,502,856

Deferred leasing and loan costs                	39,910                	49,500
Other assets	                                      305	                   305

Total assets	                                6,484,454	             8,113,686











See accompanying notes to Financial Statements.

                           SYCAMORE MALL ASSOCIATES
                            (a general partnership)

                          Balance Sheets - Continued

                          December 31, 1998 and 1997

                Liabilities and Partners' Capital Accounts

                                                  	1998	               1997
Current liabilities:
     Accounts payable and accrued expenses	       234,920            	180,631
     Accrued interest	                             29,846	             30,976
     Current portion of long-term debt           	180,993            	166,908
     Other current liabilities	                         -             	85,000

          Total current liabilities              	445,759            	463,515

Long-term liabilities:
     Long-term debt (note 2)                   	4,227,032          	4,408,025
     Deposits	                                      5,430	              5,430
         Total long-term liabilities           	4,232,462          	4,413,455

          Total liabilities                    	4,678,221          	4,876,970

General Partners' capital accounts
          Capital contributions                	4,260,000	          4,260,000
          Cumulative net income                  	926,487          	1,936,969
          Cumulative cash distributions       	(3,380,254)        	(2,960,253)
           Total general partner capital       	1,806,233          	3,236,716

Commitments and contingencies (notes 2 and 3)

Total liabilities and partners' capital	        6,484,454          	8,113,686


See accompanying notes to Financial Statements.

                          SYCAMORE MALL ASSOCIATES
                          (a general partnership)

                          Statements of Operations

              Years ended December 31, 1998, 1997, and 1996


                                          	1998         	1997	          1996
Revenues:
     Rental income	                        935,717	     1,293,749     	1,355,795
     Tenant charges                       	563,197       	514,760       	559,330
     Interest income	                        3,112         	4,651        	10,098
     Miscellaneous income      	            13,911        	15,837	        22,604

          Total revenues                	1,515,937     	1,828,997     	1,947,827

Expenses:
     Property operating expenses          	682,200	       882,636       	841,721
     Interest                             	364,462       	377,530       	389,584
     Depreciation	                         290,412       	288,146       	288,158
     Amortization   	                        9,578         	9,785        	10,198
     Provision for value impairment     	1,100,000	             -             	-
     General and administrative expenses	   79,768	        48,134      	  37,761

          Total expenses	                2,526,420	     1,606,231     	1,567,422

Net income (loss)	                      (1,010,483)      	222,766       	380,405






See accompanying notes to Financial Statements.

                            SYCAMORE MALL ASSOCIATES
                            (a general partnership)

               Statements of Partners' Capital Accounts (Deficits)

                 Years ended December 31, 1998, 1997 and 1996

                                 	First       	First	        	First
                               	Dearborn	     Dearborn	     	Dearborn
                               	Sycamore      	Income	       	Income
                              	Associates   	Properties   		Properties
	                                Limited     	Limited	       	Limited
	                              Partnership 	Partnership I		Partnership II
                               	(FDSALP)	  	(FDIP LP I)  		(FDIP LP II)   	Total
Balance at December 31, 1995	    712,735     		842,006   		1,781,804      	3,336,545

Net income                       	81,255      		96,014     		203,136        	380,405
Cash distributions              	(87,149)	   	(102,979)	   	(217,872)      	(408,000)

Balance at December 31, 1996	    706,841     		835,041   		1,767,483      	3,308,950

Net income                       	47,583      		56,226     		118,957        	222,766
Cash distributions              	(63,015)    		(74,443)	   	(157,542)	      (295,000)

Balance at December 31, 1997    	691,409	     	816,824   		1,728,483      	3,236,716

Net income (loss)              	(215,841)   		(255,045)   		(539,597)	    (1,010,483)
Cash distributions 	             (89,716)   		(105,987)   		(224,297)      	(420,000)

Balance at December 31, 1998	    385,852     		455,792	     	964,589      	1,806,233









See accompanying notes to Financial Statements.

                           SYCAMORE MALL ASSOCIATES
                           (a general partnership)

                           Statements of Cash Flows

               Years ended December 31, 1998, 1997 and 1996

                                           	1998          	1997        	1996
Cash flows from operating activities:
  Net income	                           (1,010,483)     	222,766	     380,405
  Items not requiring cash
    or cash equivalents:
     Depreciation and amortization	        299,990	      297,931     	298,356
     Provision for value impairment     	1,100,000	            -           	-

  Changes in:
     Rents and other receivables          	153,520	      (10,717)    	(13,170)
     Prepaid expense                       	(2,157)      	12,380      	(9,946)
     Other assets                               	-         	(305)          	-
     Accounts payable and accrued expenses 	54,289     	(169,351)      	6,813
     Accrued interest	                      (1,130)      	(1,042)       	(962)
     Other liabilities                    	(85,000)      	85,000	          -
     Deposits	                                   -	            -	        (900)
Net cash provided by operating activities 	509,029	      436,662     	660,596

Cash flows from investing activities-
  additions to investment property        	(45,588)     	(21,643)	    (13,537)

Cash flows from financing activities:
  Distributions to partners              	(420,000)    	(295,000)   	(408,000)
  Principal payments on long-term debt   	(166,908)    	(153,932)   	(141,960)
Net cash used in financing activities    	(586,908)    	(448,932)   	(549,960)

Net increase (decrease)
  in cash and cash equivalents          	 (123,467)     	(33,913)     	97,099
Cash and cash equivalents
  at beginning of year	                    222,382      	256,295     	159,196
Cash and cash equivalents
  at end of year	                           98,915      	222,382	     256,295

Supplemental disclosure of
  cash flow information-
   cash paid for mortgage
    and other interest       	             365,592      	378,572     	390,546

See accompanying notes to Financial Statements.

                         SYCAMORE MALL ASSOCIATES
                         (a general partnership)

                       Notes to Financial Statements

                Years ended December 31, 1998, 1997 and 1996

	(1)	Organization and Basis of Accounting
The accompanying financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of the unconsolidated general partnership, Sycamore Mall Associates, (the "Partnership") in which First Dearborn Income Properties L.P. II, First Dearborn Income Properties L.P. I, and First Dearborn Sycamore Associates Limited Partnership are general partners. The general partners contributed a total of $2,275,000 $1,075,000, $910,000 respectively, for 53.40%, 25.24%, and 21.36% general partner interest, respectively. The property, situated on an approximate 21.2 acre site, includes a shopping center containing 213,206 square feet and an out parcel building containing 27,000 square feet. Additionally, a 14,000 square foot parcel which contains a 4,590 square foot building is under a ground lease. Occupancy at the mall has decreased substantially during 1998 to approximately 47% at 12/31/98. This is primarily due to Sears terminating their lease on September 1, 1998. The Sears lease comprised 82,605 square feet which is 34% of the leaseable area of the shopping center. However, the annual rental income received form Sears was only approximately $109,000 or approximately 6% of revenues. The terms of the partnership agreement provide that cash flow, sale or refinancing proceeds and profit and loss will be distributed or allocated in proportion to the partners' ownership interests. The property is managed by an affiliate of the General Partners and an affiliate of the seller under a five year management agreement that provides for a fee equal to 5% of the effective gross income, of which 1% is paid to an affiliate of the General Partners. During 1998, 1997, and 1996 the property incurred management fees of $84,679, $93,053 and $96,048, respectively.

                           SYCAMORE MALL ASSOCIATES
                           (a general partnership)

                       Notes to Financial Statements

              Years ended December 31, 1998, 1997 and 1996

The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded for the Partnership. The net effect of these is as follows:

                                           1998        1998         1997        1997
                                        GAAP basis   Tax basis   GAAP basis   Tax basis
                                               (unaudited)              (unaudited)
Total assets                             6,484,454   7,918,377   8,113,686   8,369,528

General partners' capital accounts       1,806,233   3,066,505   3,236,716   3,492,555

General partners' net income (loss)     (1,010,483)     (6,050)    222,766     261,226



Deferred loan costs are amortized over the terms of the related agreements using the straight-line method. Leasing commissions are amortized over the terms of the related tenant leases using the straight-line method. Depreciation on the buildings and improvements was provided over the estimated useful lives of 5 to 30 years using the straight-line method. Maintenance and repair expenses are charged to operations as incurred. Significant betterments and improvements are capitalized and were depreciated over their estimated useful lives. No provision for Federal income taxes has been made as any liability for such taxes would be that of the partners rather than the Partnership. The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partners to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         SYCAMORE MALL ASSOCIATES
                         (a general partnership)

                       Notes to Financial Statements

                  Years ended December 31, 1998, 1997 and 1996

The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", on January 1, 1996. SFAS 121 requires that the Partnership record an impairment loss on its property held for investment whenever the property's carrying value cannot be fully recovered through estimated undiscounted cash flows from its operations and sale.
The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. In addition, SFAS 121 provides that a property may not be depreciated while being held for sale. In response to the uncertainty relative to Sycamore Mall Associates ability to recover the net carrying value of Sycamore Mall through future operations and sale, Sycamore Mall Associates, as a matter of prudent accounting practices and for financial reporting purposes, recorded a provision for value impairment in 1998 in the amount of $1,100,000.


(2)		Long-Term Debt

The Partnership acquired the property on October 26, 1990 for a purchase price of $9,400,000 subject to a purchase money note of $5,140,000 bearing interest at 10% payable interest only until maturity on October 26, 1995. On August 8, 1991, the Partnership obtained a first mortgage in the amount of $5,140,000 which bore interest at a rate of 9.625% payable in monthly installments of principal and interest of $45,355 commencing October 1, 1991 for 60 months until September 30, 1996. The proceeds of this first mortgage were used to repay the original purchase money note. In October 1995, the first mortgage loan was modified. The terms of the modification reduced the interest rate to 8.125%, reduced the monthly payments of principal and interest to $44,375 and extended the maturity to March 1, 2002. The maturities of long-term debt are $180,993 in 1999, $179,290 in 2000, $211,382 in 2001 and $3,836,360 in 2002.


	(3)	Leases

At December 31, 1998, the Partnership's principal asset is an enclosed shopping center. The Partnership has determined that all leases relating to the property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over the estimated useful life of the property. Leases with tenants range in term from one to thirty years and provide for fixed minimum rent and partial to full reimbursement of operating costs. In addition, many of the leases provide for additional rent based upon percentages of tenants' sales volume. Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

                             	1999	                    714,231
                             	2000	                    610,792
                             	2001                    	531,875
                             	2002                    	433,229
                             	2003	                    321,895
	                             Thereafter	            1,316,463
		                                                   3,928,485

Percentage rents (based on tenants' sales volume) included in rental income were $204,819, $192,100, and $180,846 for the years ended December 31, 1998, 1997, and 1996, respectively.

                         SYCAMORE MALL ASSOCIATES
                          (a general partnership)

                             December 31, 1998

                                Schedule III
           Consolidated Real Estate and Accumulated Depreciation


                             Initial Cost to Partnership         Additions         Gross amount of asset at period end
                                           Building &      Building &               Building &               Accumulated
                  Encumbrance     Land    Improvements    Improvements    Land     Improvements     Total    Depreciation
Shopping Center
Iowa City, IA	     4,408,025   	1,206,880   	7,910,902    	462,498     	1,206,880   	7,246,641   	8,453,521  	2,295,477

(a)  The initial cost represents the original purchase price of the properties, reduced by any provision for value impairment.
(b)  The aggregate cost of the above real estate at December 31, 1998 for Federal income tax purposes is $9,575,280.
(c)  The property was consructed in 1972 and purchased in 1990.  It is depreciated over useful lives ranging from 5 to 30 years.

                                                	1998       	1997       	1996
(c)  Reconciliation of real estate owned
       Balance at beginning of period	          9,507,933   	9,486,290  	9,472,753
       Provision for value impairment         	(1,100,000)	          -	          -
       Additions	                                  45,588      	21,643	     13,537
       Balance at end of period                	8,453,521   	9,507,933  	9,486,290

(d)  Reconciliation of accumulated depreciation
       Balance at beginning of period          	2,005,077   	1,716,931  	1,428,773
       Depreciation expense	                      290,412     	288,146    	288,158
       Balance at end of period	                2,295,489   	2,005,077  	1,716,931

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

FDIP Associates, the Associate General Partner, was formed under the laws
of the State of Illinois and has a nominal net worth.   Its constituent
partners are First Dearborn Partners, an Illinois general partnership formed in January, 1984, whose constituent partners are Messrs. Block and Ross, and Hampshire Syndications, Inc., a New Hampshire corporation. Hampshire Syndications, Inc. is wholly owned by Jefferson-Pilot Investments, Inc., a North Carolina corporation, which is a wholly-owned subsidiary of Jefferson-Pilot Corporation. The officers and directors of Hampshire Syndications, Inc. are Ronald Angarella, President and Director,
Charles C. Cornelio, Vice President and Director, Sheri J. Lease,
Secretary, Dennis R. Glass, Executive Vice President and Director,
E. J. Yelton, Executive Vice President and Director, John A. Weston,
Treasurer.

Messrs. Block and Ross are not affiliated with Jefferson Pilot Securities Corporation, except that each is affiliated with the Associate General Partner.

The  persons listed below occupy key management position with the General
Partners:

Mr. Bruce H. Block, age 61, has been a principal in numerous real estate ventures which own, have an interest in, or have owned various types of property that have included apartment and office buildings, shopping centers and vacant land. Mr. Block is an Illinois licensed attorney, a certified public accountant and a licensed real estate broker in the State of Illinois. Mr. Block practiced corporate and real estate law in Chicago for over 20 years and is a shareholder in the Chicago law firm of Ross & Block, P.C.

Mr. Robert S. Ross, age 61, has been a principal in many real estate ventures which own, have an interest in, or have owned various types of property including apartment and office buildings, shopping centers and vacant land. Mr. Ross is an Illinois licensed attorney, a licensed real estate broker in the State of Illinois and is an affiliate member of Real Estate Securities and Syndication Institute. He also practiced general and real estate law in the Chicago are for over 22 years and is a shareholder in the Chicago law firm of Ross & Block P.C.

Mr. Ronald R. Angarella, age 41, currently serves as President, Chairman and Director of Jefferson Pilot Securities Corporation and Hampshire Funding, Inc. and President and Director of Hampshire Syndications, Inc. Mr. Angarella is also President and Director of Jefferson Pilot Variable Fund and Senior Vice President and Chief Marketing Officer of Jefferson Pilot Financial Insurance Company.

Mr. Charles C. Cornelio, age 39, is Vice President, General Counsel and Secretary of Jefferson Pilot Securities Corporation and Vice President and Director of Hampshire Syndications, Inc. He is also Executive Vice President of Jefferson Pilot Financial Insurance Company and Vice President and General Counsel of Jefferson Pilot Variable Fund.

Shari J. Lease, age 44, was elected Assistant Secretary of Hampshire Syndications, Inc. in May, 1994 and Secretary in May 1997. She was also elected Secretary of Hampshire Funding, Inc. and Assistant Secretary of Jefferson Pilot Securities Corporation in December 1994. Her principal occupation since February 1998 has been as Vice President and Counsel of Jefferson Pilot Financial Insurance Company. Ms. Lease served as Assistant Vice President and Counsel of Jefferson Pilot Financial Insurance Company from April 1995 to February 1998. Ms. Lease was elected Secretary of Jefferson Pilot Variable Fund in April 1992. She served as Associate Counsel of Jefferson Pilot Financial Insurance Company from April 1994 to April 1995, Assistant Counsel of Jefferson Pilot Financial Insurance
Company from October 1990 to April 1994 and Assistant Secretary of Jefferson Pilot Variable Fund from July 1991 to April 1992.

John Weston, age 39, is Treasurer of Hampshire Funding, Inc., Jefferson Pilot Securities Corporation, Hampshire Syndications, Inc., Jefferson Pilot Variable Fund and Jefferson Pilot Advisory Corporation. His principal occupation singe April 1995 has been as Assistant Vice President of Jefferson Pilot Financial Insurance Company until his election as Vice President of Jefferson Pilot Financial Insurance Company in February 1999.

Dennis R. Glass, age 49, was elected Executive Vice President and Director of Hampshire Syndications, Inc. in May 1997. Mr. Glass is also a Director of Hampshire Funding, Inc. Since October 1993 Mr. Glass has served as Executive Vice President, Chief Financial Officer and Treasurer of Jefferson-Pilot Corporation. From 1991 to October 1993, he was associated with Protective Life Corporation, having last served as Executive Vice President and Chief Financial Officer. From 1983 to 1991 he was associated with the Portman Companies, having served as Executive Vice President and Chief Financial Officer.

E.J. Yelton, age 59, was elected Executive Vice President and Director of Hampshire Syndications, Inc. in May 1997. Mr. Yelton is also a Director of Hampshire Funding, Inc. Since October 1993, Mr. Yelton has served as Executive Vice President of Investments of Jefferson-Pilot Corporation and for more than five years prior thereto was President of the Investment Centre.


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

Certain compensation has accrued to the General Partners and their affiliates for services rendered on behalf of the Partnership. In connection with the evaluation, investigation, negotiation, selection and purchase of the Partnership's investment properties, affiliates of the General Partners were entitled to receive acquisition fees from the Partnership, equal to 4.85% of the gross proceeds from the offering of Units. As of December 31, 1997, the aggregate amount of acquisition fees earned by affiliates of the General Partners was $496,361, all of which was paid.

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

Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the years ended December 31, 1998, 1997 and 1996 are as follows:

			                                                                     	Unpaid at
                                          	1998      	1997      	1996    	Dec. 31, 1998
Non-accountable expense  reimbursement    25,588    	25,588    	25,588    	305,257
Reimbursement (at cost)
  for administrative services          	   1,336   	  1,652	    18,163  	    1,386
                                        	 26,942    	27,240    	43,751	    306,643

There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security ownership of certain Beneficial Owners and Management

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

     (b) The following table sets forth information regarding the beneficial ownership of Units as of December 31, 1998 by directors and/or general partners of the General Partners, and by all officers, directors and for general partners of the General Partners as a group:

                                            	Amount and         Title
  	Name and address of	                     nature of          	Percent
                                  Class   	Beneficial Owner    	Ownership	of Class
     Limited 	Robert S. Ross                	0 Units              	0%
     Partnership	154 W. Hubbard
     Units	Chicago, Illinois

     Limited 	Bruce H. Block                	4 Units             	less than 1%
     Partnership	154 W. Hubbard
     Units	Chicago, Illinois

     Limited 	Jefferson Pilot               	380 Units(1)        	1.9%
     Partnership	Securities Corporation
     Units	One Granite Place
    	Concord, NH

     Limited	All officers                 	399 Units (2)	1.9%
     Partnership	directors, and
     Units	general partners
     	as a group

     (1) During 1993, Jefferson Pilot Securities Corporation, an affiliate of Hampshire Syndications, Inc., acquired 280 Units pursuant to an agreement with the Partnership. During 1998, Jefferson Pilot Securities Corporation acquired 100 additional units. Hampshire Syndications, Inc. is a partner of the Associate General Partner of the Partnership and because it is an affiliate of Jefferson Pilot Securities Corporation, could be deemed to have a beneficial interest in such Units. Accordingly, such Units are included in this table.

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


     (b)  No reports on Form 8-K were filed in the last quarter of 1998.

     (c) An annual report for the fiscal year 1998 will be sent to the Limited Partners subsequent to this filing and the Partnership will furnish copies of such report to the Securities and Exchange Commission at that time.

     (d)  Exhibits - See Item 14(a) - (3).

     (e)  Financial Statement Schedules.  See Index to Financial
      Statements and Financial Statement Schedules on page 15.

 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            	       FIRST DEARBORN INCOME PROPERTIES L.P.
                                     	   (Registrant)

	BY: FDIP, Inc.
	(Managing General Partner)


Date:  April 14, 1999	 BY:  _______ Robert S. Ross
                    	 Its:  President

	 BY:  FDIP Associates
	 (Associate General Partner)
	 BY:  First Dearborn Partners, a Partner

Date: April 14, 1999	BY:  ________ Robert S. Ross
                                 	 a Partner

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       	 Signatures               	Title                       	Date


         /s/ Robert S. Ross      	 President and Director      	 April 14, 1999
     	   Robert S. Ross           	of FDIP, Inc. (Principal
                                   Executive Officer)

 	       /s/ Bruce H. Block       	 Secretary and Director     	 April 14, 1999
       	 Bruce H. Block          	  of FDIP, Inc. (Principal
                           	        Financial Officer)
</TEXT