Form 10-Q
period 1999-03-31
FIRST DEARBORN INCOME PROPERTIES LP
filed 1999-06-01
CIK 806182

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


                                  FORM 10-Q


               [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

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


Units outstanding as of March 31, 1999:  20,468.5

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                            (a limited partnership)
                           and Consolidated Ventures

                                Balance Sheets

                     March 31, 1999 and December 31, 1998
                                  (Unaudited)

                                     Assets
                                          		March 31,           	December 31,
                               		           1999  	              1998

Current assets:
    	Cash and cash equivalents        	        355,120	             298,500
     Rents and other receivables              	430,351             	371,630
     Due from affiliates                        	6,656               	6,934
     Prepaid expense                             3,507         	      8,767
          Total current assets                 795,634              685,831

Investment property, at cost (note 1):
     Land                                   	2,233,114           	2,233,114
     Building                              	15,375,453	          15,375,453
                                          		17,608,567	          17,608,567
     Less accumulated depreciation         	(6,423,168)	         (6,296,327)
Total properties held for investment       	11,185,399          	11,312,240

Investment in unconsolidated venture          	511,330             	529,400
Deferred rents receivable                   	1,147,328           	1,211,836
Deferred loan costs	                           219,747	             221,152

     Total assets	                          13,859,438          	13,960,459



See accompanying notes to the financial statements.

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                            (a limited partnership)
                          and Consolidated Ventures

                              Balance Sheets

                     March 31, 1999 and December 31, 1998
                                (Unaudited)

                  Liabilities and Partners' Capital Accounts
                                                	March 31,       	December 31,
                                                 1999 	           1998
Current liabilities:
     Accounts payable and accrued expenses          243,977         	228,452
     Due to affiliates (note 3)                    	305,257         	306,643
     Accrued interest                               	49,174          	49,216
     Current portion of long-term debt	             354,050	         353,857
Total current liabilities	                          952,458	         938,168

Long-term debt                                   	7,904,079       	7,928,552
Venture partners' equity
    in consolidated venture (note 2)             	1,162,596       	1,176,676
Deposits                          	                  17,767	          17,767
     Total long-term liabilities               	  9,084,442      	 9,122,995

     Total liabilities                         	 10,036,900     	 10,061,163

Partners' capital accounts (deficits) (note 1):
     General partners:
          Cumulative net loss        	              (16,265)	        (15,497)

     Limited partners:
          Capital contributions	                  8,800,461	       8,800,461
          Cumulative net loss                   	(1,602,754)     	(1,526,764)
          Cumulative cash distributions         	(3,358,904)     	(3,358,904)
                                                  3,838,803    	   3,914,793

      Total partners' capital accounts	           3,822,538	       3,899,296

Commitments and contingencies (note 2)

      Total Liabilities and Partners' Capital	   13,859,438	      13,960,459

See accompanying notes to the financial statements.

                  FIRST DEARBORN INCOME PROPERTIES L.P.
                        (a limited partnership)
                       and Consolidated Ventures

                  Consolidated Statement of Operations

                Three months ended March 31, 1999 and 1998

                             (Unaudited)

                                           	       1999 	       1998
Revenues:
     Rental income                            	    291,473     	293,518
     Tenant charges                                	20,592      	31,075
     Interest income                             	  12,224      	15,411

          Total revenues                        	  324,289     	340,004

Expenses:
     Property operating expenses                   	61,425      	56,388
     Interest                                     	180,547     	186,657
     Depreciation                                 	126,841      	70,187
     Amortization                                   	3,655       	3,655
     General and administrative expenses      	     13,029	      55,488

          Total expenses                        	  385,497     	372,376

Operating loss                                    	(61,208)    	(32,372)

Partnership's share of operations
  of unconsolidated ventures                      	(18,070)      	6,743

Venture partner's share of consolidated
  venture's operations (note 1)                	     2,520     	(10,974)

Net income (loss)                           	      (76,758)   	 (36,603)

Net income (loss) per
   limited partnership unit (note 1) 	               (3.71) 	     (1.77)

Cash distribution per
   limited partnership unit  	                        0.00	        1.87


See accompanying notes to the financial statements.

                   FIRST DEARBORN INCOME PROPERTIES L.P.
                          (a limited partnership)
                        and Consolidated Ventures

                  Consolidated Statements of Cash Flows

                Three months ended March 31, 1999 and 1998
                               (Unaudited)

                                         	        1999 	         1998
Cash flows from operating activities:
  Net income (loss)                              	(76,758)      	(36,603)
  Items not requiring (providing)
        cash or cash equivalents:
     Depreciation                                	126,841        	70,187
     Amortization                                  	3,655         	3,655
     Partnership's share of operations of
         unconsolidated venture                   	16,098         	2,088
     Venture partners' share of
         consolidated venture's operations        	(2,520)       	10,974

  Changes in:
     Rents and other receivables                 	(58,721)       	32,026
     Prepaid expenses                              	5,260         	9,955
     Deferred rents receivable                    	64,508        	69,376
     Accounts payable and accrued expenses	        15,483       	(47,854)
     Due to affiliates	                            (1,386)        	9,026
     Tenant deposits	                                   -	         1,736
Net cash provided by operating activities	         92,460       	124,565


Cash flows from financing activities:
     Venture partners' distributions
         from consolidated venture	               (11,560)            	-
     Distributions to limited partners                 	-	       (38,278)
     Principal payments on long-term debt	        (24,280)     	 (89,749)
Net cash used in financing activities            	(35,840)	     (128,027)

Net increase (decrease) in
     cash and cash equivalents	                    56,620       	 (3,462)

See accompanying notes to the financial statements.

                   FIRST DEARBORN INCOME PROPERTIES L.P.
                          (a limited partnership)
                         and Consolidated Ventures

                 Notes to Consolidated Financial Statements

                          March 31, 1999 and 1998

                               (Unaudited)

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1998, which are included in the Partnership's 1998 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  Basis of Accounting

     For the three month periods ended March 31, 1999 and March 31, 1998 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures - Vero Beach Associates and Downers Grove Building Partnership (the "Ventures"). The effect of all transactions between the Partnership and the Ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Sycamore Mall Associates.

      The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of", on January 1, 1996. SFAS
121 requires that the Partnership record an impairment loss on its property held for investment whenever the property's carrying value cannot be fully recovered through estimated undiscounted cash flows from its operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. In addition, SFAS 121 provides that a property not be depreciated while being held for sale. As of October 1, 1997, the Downers Grove property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded by the Partnership from October 1, 1997 through September 30, 1998.
However, the property had not been sold as of September 30, 1998 and no active marketing is currently taking place. Therefore, the Partnership resumed depreciation as of October 1, 1998 and recorded an adjustment for the one year of depreciation which had been deferred.

                    FIRST DEARBORN INCOME PROPERTIES L.P.
                          (a limited partnership)
                         and Consolidated Ventures

            Notes to Consolidated Financial Statements - Continued

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the three months ended March 31, 1999 and 1998 is summarized as follows:

	                                    1998      	   	          1998
	                             GAAP     	   Tax    	     GAAP        Tax
                      	       Basis    	   Basis 	      Basis       Basis
Net loss	                     (76,758)    	(51,750)    	(36,603)   	(45,215)

Net loss per
  limited partnership unit	     (3.71)      	(2.50)      	(1.77)     	(2.19)

     The net loss per limited partnership unit presented is based on the weighted limited partnership units outstanding at the end of each period (20,468.5).

     Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements the Partnership's policy is to consider all such investments, with an original maturity of three months or less, ($18,805 and $18,810 at March 31, 1999 and December 31, 1998, respectively) as cash equivalents.

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

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

            Notes to Consolidated Financial Statements - Continued


(2)  Venture Agreements

      The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $7,685,642 through March 31, 1999. The Partnership has acquired, through these ventures, interests in two shopping centers and an office building partnership.

(3)  Transactions with Affiliates

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the three months ended March 31, 1999 and 1998 are as follows:

                                                                     Unpaid at
                                                                     March 31,
                                                   1999    1998       1999
     Non-accountable expense reimbursement         -         6,397    305,257
     Reimbursement for administrative services     -         4,250          -
                                                   -        10,647    305,257

(4)  Unconsolidated Ventures - Summary Information

     Summary income statement information for Sycamore Mall Associates for the three months ended March 31, 1999 and 1998 is as follows:

                                                  1999             1998
     Total revenue                                296,252          430,972
     Operating income (loss)                      (62,893)          26,756
     Partnership's share of income (loss)         (18,070)           6,743

(5)  Adjustments

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 1999 and 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     At March 31, 1999, the Partnership had cash and cash equivalents of $355,120 which will be utilized for working capital requirements. This is $56,620 more than the $298,500 balance at December 31, 1998. Net cash provided by operations was $92,460 during the three months ended March 31, 1999 as compared to a utilization of $124,565 of cash from operating activities during the three months ended March 31, 1998. The Partnership has stopped making its regular distributions to the Limited Partners. During the quarter ended March 31, 1998, the Partnership distributed $38,278
($1.87 per unit). In addition, there was a $65.460 reduction in the amount of mortgage liability which was paid off during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998.

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

Results of Operations

     For the three month periods ended March 31, 1999 and March 31, 1998 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures - Vero Beach Associates and Downers Grove Building Partnership. The effect of all transactions between the Partnership and the Ventures has been eliminated.

     As of October 1, 1997, the Downers Grove property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded by the Partnership from October 1, 1997 through March 31, 1998. However, the property had not been sold as of September 30, 1998 and no active marketing is currently taking place. Therefore, the Partnership resumed depreciation as of October 1, 1998 and recorded an adjustment for the one year of depreciation which had been deferred.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Sycamore Mall Associates.

     The $2,045 (1%) decrease in rental income for the three month period ended March 31, 1999 as compared to the three month period ended March 31, 1998 is primarily attributed to a decrease in the amount of percentage rent at the Vero Beach property.

     The $10,483 (34%) decrease in tenant charges income for the three months ended March 31, 1999 as compared to the three month period ended March 31, 1998 is attributable to a reserve which is being established for tenant charges which are recoverable from K-Mart, at the Vero Beach property.
K-Mart is disputing the calculation of the amount of expenses which are recoverable.

      The $3,187 (21%) decrease in interest income for the three months ended March 31, 1999 as compared to the three month period ended March 31, 1998 is to the interest earned on the annuities purchased in connection with the lease buy out in 1994 at the Downers Grove property. As payments have been made from the annuities, there is a reducing amount remaining upon which interest is earned.

     The $5,037 (9%) increase in property operating expense for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 is primarily attributable to an increase in building maintenance and repairs at Indian River Plaza.

     The $6,110 (3%) decrease in interest expense for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 is attributable to reductions in the outstanding balance of the mortgage indebtedness at the Vero Beach property

     Depreciation expense increased $56,654 (81%) from $70,187 during the three months ended March 31, 1998 to $126,841 during the three months ended March 31, 1999. As of October 1, 1997 the Partnership determined to begin marketed for sale its Downers Grove property. In accordance with SFAS 121 no depreciation expense relative to the property was recorded by the Partnership since October 1, 1997. However, the property had not been sold as of September 30, 1998 and no active marketing is currently taking place. Therfore depreciation has been resumed.

     The $42,459 (77%) decrease in general and administrative expense for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 is attributable to a delay in the payment of professional fees for the annual audit and tax return preparation. Further, the Partnership has stopped accruing for a management fee which is contingently payable to the General Partner. It does not appear that the conditions which would result in the payment of these fees will not be obtained.

     The Partnership's allocation of income from unconsolidated ventures decreased $24,813 from $6,743 during the three months ended March 31, 1998 to a loss of $18,070 during the three months ended March 31, 1999, as a result of increased vacancy at Sycamore Mall. Occupancy at March 31, 1999 was 47% as compared to 84% as of March 31, 1998. Management is currently searching for replacement tenants, however there can be no assurance that new leases will be entered into. If this space is not released, the ability of Sycamore Mall to meet its financial obligations could be effected, as a result of decreased revenues.

     The Partnership's allocation of income to venture partners in consolidated operations was $10,974 during the three months ended March 31, 1998 as compared to an allocation of loss totaling $2,520 during the three months ended March 31, 1999. This change results from the increased operating expenses at the Vero Beach property and a reserve for the K-Mart tenant charge income.


                                    OCCUPANCY

     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                            at        at         at         at         at
                         03/31/98  06/30/98   09/30/98   12/31/98   03/31/99
Indian River Plaza
Vero Beach, FL              97%        97%       97%        98%        98%


Downers Grove Building
Downers Grove, IL          100%       100%         100%       100%        100%


Sycamore Mall
Iowa City, Iowa             85%         79%          84%          47%          47%

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



				FIRST DEARBORN INCOME PROPERTIES L.P.
				(Registrant)


				By:  FDIP, Inc.
				(Managing General Partner)




May 17, 1999		By:  /s/ Robert S. Ross
	President
				(Principal Executive Officer)




May 17, 1999		By:  /s/ Bruce H. Block
				Vice President
				(Principal Financial Officer)