Form 10-Q
period 1999-06-30
FIRST DEARBORN INCOME PROPERTIES LP
filed 1999-08-09
CIK 806182

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q

                  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1999

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


              Units outstanding as of June 30, 1999:  20,468.5

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

                               Balance Sheets

                      June 30, 1999 and December 31, 1998
                                 (Unaudited)

                                    Assets
                                           	June 30,             	December 31,
	                                           1999                  1998
Current assets:
     	Cash and cash equivalents                270,652              	298,500
      Rents and other receivables             	392,782              	371,630
      Due from affiliates                       	7,978	                6,934
      Prepaid expense                 	              -          	      8,767
          Total current assets                  671,412         	    685,831

Investment property, at cost (note 1):
      Land	                                   2,233,114           	2,233,114
      Building                             	 15,375,453	          15,375,453
                                           		17,608,567         	 17,608,567
     Less accumulated depreciation          	(6,550,010)         	(6,296,327)
Total properties held for investment        	11,058,557          	11,312,240

Investment in unconsolidated venture,
 at equity (note 2)                            	496,419             	529,400
Deferred rents receivable                    	1,082,820	           1,211,836
Deferred loan costs	                            218,342	             221,152

     Total assets	                           13,527,550          	13,960,459


See accompanying notes to the financial statements.

                      FIRST DEARBORN INCOME PROPERTIES L.P.
                            (a limited partnership)
                           and Consolidated Ventures

                                Balance Sheets

                       June 30, 1999 and December 31, 1998
                                  (Unaudited)

                   Liabilities and Partners' Capital Accounts
                                              	June 30,         	December 31,
                                   	           1999	             1998
Current liabilities:
     Accounts payable and accrued expenses	       187,253           	228,452
     Due to affiliates (note 3)                  	303,871	           306,643
     Accrued interest                             	48,185            	49,216
     Current portion of long-term debt	           370,666          	 353,857
Total current liabilities	                        909,975          	 938,168

Long-term debt                                 	7,864,481         	7,928,552
Venture partners' equity
 in consolidated venture (note 2)              	1,038,004         	1,176,676
Deposits                          	                17,767	            17,767
     Total long-term liabilities                8,920,252        	 9,122,995

Total liabilities                             	 9,830,227       	 10,061,163

Partners' capital accounts (deficits):
     General partners:
          Cumulative net income             	     (17,517)	          (15,497)

     Limited partners:
          Capital contributions	                8,800,461	         8,800,461
          Cumulative net income               	(1,726,717)	       (1,526,764)
          Cumulative cash distributions	       (3,358,904)	       (3,358,904)
                                            	   3,714,840      	   3,914,793

Total partners' capital accounts	               3,697,323	         3,899,296

Commitments and contingencies (note 2)

Total Liabilities and Partners' Capital	       13,527,748	        13,960,459

See accompanying notes to the financial statements.

                      FIRST DEARBORN INCOME PROPERTIES L.P.
                             (a limited partnership)
                            and Consolidated Ventures

                      Consolidated Statement of Operations

                    Three months ended June 30, 1999 and 1998
                                  (Unaudited)

                                           	       1999  	           1998
Revenues:
     Rental income                            	     290,254	         291,363
     Tenant charges                                 	20,742          	30,925
     Interest income                             	   11,977	          12,207

          Total revenues                         	  322,973       	  334,495

Expenses:
     Property operating expenses                    	78,675          	78,018
     Interest                                      	180,885         	188,456
     Depreciation                                  	126,842	          70,187
     Amortization                                    	3,656           	3,655
     General and administrative expenses      	      44,838	          23,784

          Total expenses                         	  434,896	         364,100

Operating loss                                    	(111,923)        	(29,605)

Partnership's share of operations
  of unconsolidated ventures                       	(14,911)          	4,012

Venture partner's share of consolidated
  venture's operations (note 1)                	      1,619     	    (17,616)

Net income (loss)                           	      (125,215)       	 (43,209)

Net income (loss) per
 limited partnership unit  (note 1) 	                 (6.06)	          (2.09)

Cash distribution per limited partnership unit  	         -	            1.86


See accompanying notes to the financial statements.

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

                     Consolidated Statement of Operations

                    Six months ended June 30, 1999 and 1998
                                (Unaudited)

                                     	           1999    	           1998
Revenues:
     Rental income                      	         581,727           	584,881
     Tenant charges                               	41,334            	62,000
     Interest income                               24,201      	      27,618

          Total revenues                          647,262       	    674,499

Expenses:
     Property operating expenses                 	140,100           	134,406
     Interest                                    	361,432           	375,113
     Depreciation                                	253,683           	140,374
     Amortization                                  	7,311             	7,310
     General and administrative expenses    	      57,867      	      79,272

          Total expenses                     	    820,393       	    736,475

Operating loss                                  	(173,131)          	(61,976)

Partnership's share of operations
  of unconsolidated ventures                     	(32,981)           	10,755

Venture partner's share of consolidated
  venture's operations (note 1)            	        4,139        	   (28,590)

Net income (loss)                                (201,973)        	  (79,811)

Net income (loss) per
limited partnership unit (note 1)                   (9.77)  	          (3.86)

Cash distribution per
limited partnership unit	                               -       	       3.74

See accompanying notes to financial statements.


                       FIRST DEARBORN INCOME PROPERTIES L.P.
                              (a limited partnership)
                             and Consolidated Ventures

                       Consolidated Statements of Cash Flows

                      Six months ended June 30, 1999 and 1998
                                    (Unaudited)

                                    	        1999        	         1998
Cash flows from operating activities:
  Net income (loss)                         	(201,973)	              (79,811)
  Items not requiring (providing)
         cash or cash equivalents:
     Depreciation                            	253,683               	140,374
     Amortization                              	7,311                 	7,310
     Partnership's share of operations of
         unconsolidated venture                32,981                	69,997
     Venture partners' share of
         consolidated venture's operations  	(138,674)              	(53,374)

  Changes in:
     Rents and other receivables             	(21,152)              	(16,796)
     Prepaid expenses                          	8,767                 	8,406
     Deferred rents receivable	               129,016               	100,000
     Accounts payable and accrued expenses   	(42,230)              	(49,309)
     Due to affiliates                        	(3,816)               	12,794
     Tenant deposits	                               -	                 3,336
Net cash provided by (used in)
         operating activities	                 23,915               	142,927

Additions to building:                             	-                     	-

Cash flows from financing activities:
     Distributions to limited partners             	-                (76,510)
     Payment of deferred loan costs           	(4,501)                     -
     Principal payments on long-term debt	    (47,262)             	(114,359)
Net cash used in financing activities        	(51,763)             	(190,869)

Net increase (decrease) in
         cash and cash equivalents	           (27,848)	              (47,942)

See accompanying notes to the financial statements.

                      FIRST DEARBORN INCOME PROPERTIES L.P.
                            (a limited partnership)
                           and Consolidated Ventures

                    Notes to Consolidated Financial Statements

                             June 30, 1999 and 1998
                                  (Unaudited)

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1998, which are included in the Partnership's 1998` Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  Basis of Accounting

     For the three and six month periods ended June 30, 1999 and June 30, 1998, the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures - Vero Beach Associates and Downers Grove Building Partnership (the "Ventures"). The effect of all transactions between the Partnership and the Ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Sycamore Mall Associates.

     The Partnership adopted Statement of Financial Accounting Standards
No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of", on January 1, 1996. SFAS 121 requires that the Partnership record an impairment loss on its property held for investment whenever the property's carrying value cannot be fully recovered through estimated undiscounted cash flows from its operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. In addition, SFAS 121 provides that a property not be depreciated while being held for sale. As of October 1, 1997, the Downers Grove property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded by the Partnership from October 1, 1997 through September 30, 1998. However, the property had not been sold as of September 30, 1998 and no active marketing is currently taking place. Therefore, the Partnership resumed depreciation as of October 1, 1998 and recorded an adjustment for the one year of depreciation, in the fourth quarter of 1998, which had been deferred.

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                            (a limited partnership)
                           and Consolidated Ventures

            Notes to Consolidated Financial Statements - Continued


     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the six months ended June 30, 1999 and 1998 is summarized as follows:

	                               1999        1999     	   1998        1998            -
	                               GAAP    	   Tax    	     GAAP        Tax
	                               Basis   	   Basis        Basis       Basis
Net income (loss)	              (201,973)  	(150,000)   	(79,811)   	(96,500)

Net income (loss) per
    limited partnership unit	      (9.77)     	(7.26)     	(3.86)     	(4.67)

     The net loss per limited partnership unit presented is based on the weighted limited partnership units outstanding at the end of each period (20,468.5).

     Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such investments with an original maturity of three months or less ($8,907 and $18,810 at June 30, 1999 and December 31, 1998, respectively) as cash equivalents.

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

                      FIRST DEARBORN INCOME PROPERTIES L.P.
                            (a limited partnership)
                           and Consolidated Ventures

            Notes to Consolidated Financial Statements - Continued


(2)  Venture Agreements

      The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $7,685,642 through June 30, 1999. The Partnership has acquired, through these ventures, interests in two shopping centers and an office building partnership.

(3)  Transactions with Affiliates

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the six months ended June 30, 1999 and 1998 are as follows:

                                                                     Unpaid at
                                                                     June 30,
                                               1999      1998        1999
  Non-accountable expense reimbursement           0      12,795      305,257
  Reimbursement (at cost)
       for administrative services              556       8,500            0
                                                556      21,295      305,257

(4)  Unconsolidated Ventures - Summary Information

     Summary income statement information for Sycamore Mall Associates for the six months ended June 30, 1999 and 1998 is as follows:

                                               1999                   1998
     Total revenue                              614,310               828,575
     Operating income (loss)                   (130,877)               42,680
     Partnership's share of income              (32,981)               10,755

(5)  Adjustments

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 1999 and 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     At June 30, 1999, the Partnership had cash and cash equivalents of $270,652 which will be utilized for working capital requirements. This is $27,848 less than the $298,500 balance at December 31, 1998. Net cash provided by operations was $23,915 during the six months ended June 30, 1999, as compared to $142,927 during the six months ended June 30, 1998. Continued problems at the Sycamore Mall property combined with distributions from the Downers Grove property are the primary factors contributing to the decrease.

     The Partnership has suspended making cash distributions to Limited Partners. During the three and six months ended June 30, 1998, the Partnership distributed $38,232 ($1.86 per unit) and $76,510 ($1.86 per unit), respectively, to Limited Partners. No distributions have been made in 1999.

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

Year 2000:

     The General Partner has determined that it does not expect that the consequences of the Partnership's year 2000 issues will have a material effect on the Partnership's business, results of operations or financial condition.

Results of Operations

     For the three and six month periods ended June 30, 1999 and June 30, 1998 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures - Vero Beach Associates and Downers Grove Building Partnership. The effect of all transactions between the Partnership and the Ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Sycamore Mall Associates.

     The $20,666 (33%) decrease in tenant charges income for six month period ended June 30, 1999 as compared to the six month period ended
June 30, 1998 is attributable to a decrease in the accrual of income from K-Mart, a tenant at the Vero Beach property. K-Mart is disputing the calculation for tenant charges.

       The $3,417 (12%) decrease in interest income for six month period ended June 30, 1999 as compared to the six month period ended June 30, 1998 is attributable to the interest earned on the annuities purchased in connection with the lease buy out in 1994 at the Downers Grove property.
As payments have been made from the annuities, there is a reducing amount remaining upon which interest is earned.

     The $5,694 (4%) increase in property operating for six month period ended June 30, 1999 as compared to the six month period ended June 30, 1998 is primarily attributable to an increase in building maintenance and repairs at Indian River Plaza.

     The $13,681 (4%) decrease in interest expense for six month period ended June 30, 1999 as compared to the six month period ended June 30, 1998 is primarily attributable to reductions in the outstanding balance of the mortgage indebtedness.

     Depreciation expense increased $113,309 (81%) from $140,374 during the six months ended June 30, 1998 to $253,683 during the six months ended
June 30, 1999. As of October 1, 1997 the Partnership determined to begin marketed for sale its Downers Grove property. In accordance with SFAS 121 no depreciation expense relative to the property was recorded by the Partnership since October 1, 1997. However, the property had not been sold as of September 30, 1998 and no active marketing is currently taking place. Therfore depreciation has been resumed.

     The $21,405 (27%) decrease in general and administrative expense for six month period ended June 30, 1999 as compared to the six month period ended June 30, 1998 is primarily attributable to a decrease in administrative overhead charged from the General Partner.

     The Partnership's allocation of income from unconsolidated ventures decreased $43,736 from income of $10,755 during the six months ended June 30, 1998 to a loss of $32,981 during the six months ended June 30, 1999, as a result of increased vacancy at Sycamore Mall. Occupancy at June 30, 1998 was 79% as compared to 44% as of June 30, 1999.

                                   OCCUPANCY

     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                           at       at       at       at       at       at
                        03/31/98 06/30/98 09/30/98 12/31/98 03/31/99 06/30/99
Indian River Plaza
Vero Beach, FL             97%      97%      97%      98%      98%      99%

Downers Grove Building
Downers Grove, IL         100%     100%     100%     100%     100%     100%

Sycamore Mall
Iowa City, Iowa            85%      79%      84%      47%      47%      44%



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


				FIRST DEARBORN INCOME PROPERTIES L.P.
				(Registrant)


				By:  FDIP, Inc.
				(Managing General Partner)



   August 9, 1999		By:  /s/ Robert S. Ross
	                           President
                       				(Principal Executive Officer)






   August 9, 1999		By:  /s/ Bruce H. Block
			                        	Vice President
		                       		(Principal Financial Officer)