Form 10-Q
period 1999-09-30
FIRST DEARBORN INCOME PROPERTIES LP
filed 1999-11-15
CIK 806182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                 FORM 10-Q


              [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1999

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


Units outstanding as of September 30, 1999:  20,468.5

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                   FIRST DEARBORN INCOME PROPERTIES L.P.
                         (a limited partnership)
                        and Consolidated Ventures

                             Balance Sheets

                September 30, 1999 and December 31, 1998
                               (Unaudited)

                                  Assets
	                                                  	September 30, 	December 31,
		                                                    1999           1998
Current assets:
    	Cash and cash equivalents (note 1)       	        220,976       	298,500
     Rents and other receivables                      	415,013       	371,630
     Due from affiliates                                	8,025         	6,934
     Prepaid expense                             	           -   	      8,767
          Total current assets                     	   644,014	       685,831

Investment property, at cost (note 1):
     Land                                           	2,233,114     	2,233,114
     Building	                                      15,375,453   	 15,375,453
	                                                  	17,608,567   	 17,608,567
     Less accumulated depreciation                 	(6,672,994)   	(6,296,327)
Total properties held for investment	               10,935,573    	11,312,240

Investment in unconsolidated venture, at equity       	469,482       	529,400
Deferred rents receivable                           	1,000,307     	1,211,836
Deferred loan costs	                                   216,936	       221,152

     Total assets	                                  13,266,312    	13,960,459



See accompanying notes to the financial statements.

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

                                Balance Sheets

                   September 30, 1999 and December 31, 1998
                                  (Unaudited)

                   Liabilities and Partners' Capital Accounts
                                                	September 30,   	December 31,
                                                    1999             1998
Current liabilities:
     Accounts payable and accrued expenses	         205,156          	228,452
     Due to affiliates (note 3)	                    303,871	          306,643
     Accrued interest	                               48,183           	49,216
     Current portion of long-term debt	             370,666         	 353,857
Total current liabilities	                          927,876         	 938,168

Long-term debt                                   	7,649,269        	7,928,552
Venture partners' equity in
        consolidated venture (note 2)            	1,065,701        	1,176,676
Deposits                          	                  17,767	           17,767
     Total long-term liabilities               	  8,732,737       	 9,122,995

     Total liabilities                          	 9,660,613      	 10,061,163

Partners' capital accounts (deficits) (note 1):
     General partners:
          Cumulative net income               	     (18,433)	         (15,497)
                                                    (18,433)   	      (15,497)
     Limited partners:
          Capital contributions	                  8,800,461        	8,800,461
          Cumulative net income                 	(1,817,425)      	(1,526,764)
          Cumulative cash distributions         	(3,358,904)      	(3,358,904)
                                                  3,624,132     	   3,914,793

      Total partners' capital accounts	           3,605,699     	   3,899,296

Commitments and contingencies (note 2)

      Total Liabilities and Partners' Capital	   13,266,312      	 13,960,459

See accompanying notes to the financial statements.

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

                     Consolidated Statement of Operations

                 Three months ended September 30, 1999 and 1998

                                (Unaudited)

                                         	       1999         	       1998
Revenues:
     Rental income                            	  289,811             	292,852
     Tenant charges                              	20,826	              31,000
     Interest income                               1,510	              13,455

          Total revenues                      	  312,147	             337,307

Expenses:
     Property operating expenses                 	52,645	              55,265
     Interest                                   	181,397	             184,587
     Depreciation                               	122,984              	70,187
     Amortization                                 	3,655               	3,655
     General and administrative expenses      	   20,646          	    11,369

          Total expenses                      	  381,327           	  325,063

Operating loss                                  	(69,180)	             12,244

Partnership's share of operations
  of unconsolidated ventures                    	(26,937)             	(2,195)

Venture partner's share of consolidated
  venture's operations (note 1)             	      4,503         	    (24,248)

Net income (loss)                           	    (91,614)           	 (14,199)

Net (loss) per limited partnership unit            (4.43)	              (0.69)

Cash distribution per limited partnership unit  	      -         	       1.86


See accompanying notes to the financial statements.

                    FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

                    Consolidated Statement of Operations

                Nine months ended September 30, 1999 and 1998

                                (Unaudited)

                                       	         1999     	         1998
Revenues:
     Rental income                      	        871,538            	877,733
     Tenant charges                              	62,160             	93,000
     Interest income                              25,711       	      41,073

          Total revenues                    	    959,409        	  1,011,806

Expenses:
     Property operating expenses                	192,745            	189,671
     Interest                                   	542,839            	559,700
     Depreciation                               	376,667            	210,561
     Amortization                                	10,966             	10,965
     General and administrative expenses   	      78,513       	      90,641

          Total expenses                    	  1,201,730        	  1,061,358

Operating loss                                 	(242,321)           	(49,552)

Partnership's share of operations
  of unconsolidated ventures                    	(59,918)             	8,560

Venture partner's share of consolidated
  venture's operations (note 1)           	        8,642	            (52,838)
Net income (loss)                               (293,597)         	  (93,830)

Net (loss) per limited partnership unit           (14.20)	             (4.54)

Cash distribution per limited partnership unit         -        	       5.61

See accompanying notes to financial statements.


                     FIRST DEARBORN INCOME PROPERTIES L.P.
                            (a limited partnership)
                           and Consolidated Ventures

                     Consolidated Statements of Cash Flows

                Nine months ended September 30, 1999 and 1998

                                 (Unaudited)

                                         	        1999	             1998
Cash flows from operating activities:
  Net income (loss)	                              (293,597)         	(93,830)
  Items not requiring (providing) cash
          or cash equivalents:
     Depreciation                                 	376,667          	210,561
     Amortization                                  	10,966           	10,965
     Partnership's share of operations of
                     unconsolidated venture	        59,918           	92,885
     Venture partners' share of consolidated
                     venture's operations	        (110,975)          	30,088

  Changes in:
     Rents and other receivables	                  (43,383)        	(116,796)
     Prepaid expenses	                               8,767            	7,324
     Deferred rents receivable                    	211,529          	169,353
     Accounts payable and accrued expenses        	(24,329)         	(21,971)
     Due to affiliates                             	(3,863)          	82,738
     Tenant deposits	                                    -	            3,336
Net cash provided by operating activities        	 191,700          	374,653


Cash flows from financing activities:
     Distributions to limited partners                  	0         	(114,742)
     Payment of deferred loan costs	                (6,750)	               0
     Principal payments on long-term debt       	 (262,474)        	(283,151)
Net cash used in financing activities	            (269,224)        	(397,893)

Net (decrease) in cash and cash equivalents        (77,524)        	 (23,240)

See accompanying notes to the financial statements.

                   FIRST DEARBORN INCOME PROPERTIES L.P.
                         (a limited partnership)
                        and Consolidated Ventures

                Notes to Consolidated Financial Statements

                       September 30, 1999 and 1998

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

(1)  Basis of Accounting

     For the three and nine month periods ended September 30, 1999 and September 30, 1998, the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures - Vero Beach Associates and Downers Grove Building Partnership (the "Ventures"). The effect of all transactions between the Partnership and the Ventures has been eliminated.

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

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

             Notes to Consolidated Financial Statements - Continued


     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the nine months ended September 30, 1999 and 1998 is summarized as follows:

	                               1999         1999    	   	1998       1998
	                               GAAP     	   Tax          GAAP       Tax
	                               Basis    	   Basis        Basis      Basis
Net income (loss)	             (293,597)   	(220,000)   	(93,830)	  (126,500)

Net income (loss) per
  limited partnership unit	      (14.20)     	(10.64)     	(4.54)     	(6.12)

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

                      FIRST DEARBORN INCOME PROPERTIES L.P.
                             (a limited partnership)
                            and Consolidated Ventures

              Notes to Consolidated Financial Statements - Continued


(2)  Venture Agreements

      The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $7,685,642 through September 30, 1999. The Partnership has acquired, through these ventures, interests in two shopping centers and an office building partnership.

(3)  Transactions with Affiliates

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the nine months ended September 30, 1999 and 1998 are as follows:

                                                                     Unpaid at
                                                                      Sept 30,
                                                 1999        1998       1999
   Non-accountable expense reimbursement            0     19,191     303,871
   Reimbursement (at cost) for
        administrative services                   850     13,500           0
                                                  850     32,691     303,871

(4)  Unconsolidated Ventures - Summary Information

     Summary income statement information for Sycamore Mall Associates for the nine months ended September 30, 1999 and 1998 is as follows:

                                                1999               1998
     Total revenue                              854,792           1,225,025
     Operating income (loss)                   (237,768)             33,968
     Partnership's share of income              (59,918)              8,560

(5)  Adjustments

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 1999 and 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     At September 30, 1999, the Partnership had cash and cash equivalents of $220,976 which will be utilized for working capital requirements. This is $77,524 less than the $298,500 balance at December 31, 1998. Net cash provided by operations was $23,915 during the nine months ended September 30, 1999, as compared to $142,927 during the nine months ended September 30, 1998. Continued problems at the Sycamore Mall property is the primary reasons for the decrease. Continued vacancies are resulting in problems with this property meeting its obligations. Leasing efforts have been unsuccessful and the Partnership is currently evaluating its options as it relates to this property.

     The Partnership has suspended making cash distributions to Limited Partners. During the three and nine months ended September 30, 1998, the Partnership distributed $38,232 ($1.86 per unit) and $114,742 ($5.61 per unit), respectively, to Limited Partners. No distributions have been made in 1999.

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

Results of Operations

     For the three and nine months ended September 30, 1999 and September 30, 1998 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures - Vero Beach Associates and Downers Grove Building Partnership. The effect of all transactions between the Partnership and the Ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Sycamore Mall Associates.

     The $30,840 (33%) decrease in tenant charges income for nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 is attributable to a decrease in the accrual of income from K-Mart, a tenant at the Vero Beach property. K-Mart is disputing the calculation for tenant charges.

       The $15,362 (37%) decrease in interest income for nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 is attributable to the interest earned on the annuities purchased in connection with the lease buy out in 1994 at the Downers Grove property. As payments have been made from the annuities, there is a reducing amount remaining upon which interest is earned.

     The $3,074 (2%) increase in property operating for nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 is primarily attributable to an increase in building maintenance and repairs at Indian River Plaza.

     The $16,861 (3%) decrease in interest expense for nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 is primarily attributable to reductions in the outstanding balance of the mortgage indebtedness.

     Depreciation expense increased $166,106 (79%) from $210,561 during the nine months ended September 30, 1998 to $376,667 during the nine months ended September 30, 1999. As of October 1, 1997 the Partnership determined to begin marketed for sale its Downers Grove property. In accordance with SFAS 121 no depreciation expense relative to the property was recorded by the Partnership since October 1, 1997. However, the property had not been sold as of September 30, 1998 and no active marketing is currently taking place. Therfore depreciation has been resumed.

     The $12,128 (27%) decrease in general and administrative expense for nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 is primarily attributable to a decrease in administrative overhead charged from the General Partner.

     The Partnership's allocation of income from unconsolidated ventures decreased $68,478 from income of $8,560 during the nine months ended September 30, 1998 to a loss of $59,918 during nine months ended September 30, 1999, as a result of increased vacancy at Sycamore Mall. Occupancy at June 30, 1998 was 79% as compared to 44% as of September 30, 1999.

                                     OCCUPANCY

     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                             at        at        at        at        at       at            at
                          03/31/98  06/30/98  09/30/98  12/31/98  03/31/99  06/30/99  09/30/99
Indian River Plaza
Vero Beach, FL               97%       97%       97%       98%       98%       99%      100%

Downers Grove Building
Downers Grove, IL           100%      100%      100%      100%      100%      100%      100%

Sycamore Mall
Iowa City, Iowa              85%       79%       84%       47%       47%       44%       44%


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



				FIRST DEARBORN INCOME PROPERTIES L.P.
				(Registrant)


				By:  FDIP, Inc.
				(Managing General Partner)






November 15, 1999		By:  /s/ Robert S. Ross
                           	President
                        				(Principal Executive Officer)





November 15, 1999		By:  /s/ Bruce H. Block
                        				Vice President
		                        		(Principal Financial Officer)