Form 10-K
period 1999-12-31
FIRST DEARBORN INCOME PROPERTIES LP
filed 2000-05-08
CIK 806182

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

               [X]     ANNUAL REPORT PURSUANT TO SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1999

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

     Net of offering costs, Limited Partners have contributed a total of $8,800,461 to the Partnership. The Partnership is engaged solely in the business of real estate investment. It is the Partnership's objective to realize cash flow from operations and appreciation in the value of the real estate. The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $7,685,642 through December 31, 1999. The Partnership has acquired, through these ventures, interests in two shopping centers and an office building. No investments have been made since 1990 and no properties have been sold as of December 31, 1999. However on March 13, 2000, the Sycamore Mall property was deeded to the lender in lieu of threatened foreclosure. As of December 31, 1999, the Partnership had made the real property investments set forth in the following table:

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

During the past five years, operations at two of the Partnership's three properties have provided sufficient cash flow to meet the obligations of the Partnership. Since the forth quarter of 1998, the Sycamore Mall property has experienced significant vacany. A larger shopping mall opened in the market area and has made it difficult to find tenants for the property. As a result of the inability to find new tenants, the property was unable to meet its financial obligations and beginning in October of 1999, payments to the lender were halted. This resulted in a default of the loan terms and in March 2000, the property was deeded to the lender in lieu of threatened foreclosure.

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

The major tenants at Indian River Plaza are K Mart and Publix, which occupy approximately 56% and 25%, respectively, of the property's net leaseable area. During the second quarter of 1996 Walgreens vacated 12,000 square feet at Indian River Plaza. Walgreens continued to pay the base rental amounts due under their lease until a replacement tenant was located. Occupancy dropped from 98% to 89%, however, in 1997 the vacant space was leased to Beall's Outlet. As of December 31, 1999, the property has an occupancy level of 98%. The first mortgage debt was refinanced in 1997, and it is anticipated that the Vero Beach property will be able to produce enough cash flow to meet its obligations.

The Downers Grove Building is a single tenant building with a lease to a subsidiary of Amoco Oil, which expires in 2004. The original tenant at Downers Grove vacated in 1994, however, it was replaced immediately. It is anticipated that the Downers Grove property will be able to produce enough cash flow to meet its obligations. As of October 1, 1997, the Downers Grove property was considered to be held for sale and depreciation was suspended. As of October 1, 1998, the Partnership no longer considered the property held for sale and in 1998, recorded an adjustment to expense previously suspended depreciation.

During 1996, Randall's, a tenant at Sycamore Mall, vacated its leased premises of 19,800 square feet. As a result of the Randall's vacancy, occupancy at Sycamore Mall fell to approximately 86% during the second quarters of 1996. However, Randall's continued to pay rent through December, 1996. Sears, Roebuck and Co. was a tenant under a lease which had an original termination date of March 31, 1992. Prior to that termination, a ten-year extension was agreed to which provided Sears an option to terminate the lease at any time after March 31, 1997 by giving the landlord a one year written notice. Sears gave such notice on September 17, 1997 and terminated its lease on September 1, 1998. The Partnership has, so far, been unsuccessful in its efforts to find new tenants for the property. Sycamore Mall is located in Iowa City, Iowa. A new 1,000,000 square foot regional mall has opened in the area, which created additional competition for Sycamore Mall. As of December 31, 1999, the property was 44% occupied, and has needed to provide concessions to the remaining tenants in order to keep them from vacating. As a result of the inability to find new tenants, the property was unable to meet its financial obligations and beginning in October of 1999, payments to the lender were halted. This resulted in a default of the loan terms and in March 2000, the property was deeded to the lender in lieu of threatened foreclosure.

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

	Indian River Plaza,
	Vero Beach, Florida                     	1999         	1998        	1997
	Total revenue                             806,117     	 747,490     	778,708
	Operating profit (loss)                 	(106,975)    	(207,583)   	(584,228)
	Total assets                           	5,528,643    	5,827,472   	6,056,411
	Mortgage indebtedness                  	4,362,528    	4,458,494   	4,547,364

	Downers Grove Building
	Downers Grove, Illinois                 	1999	         1998        	1997
	Total revenue	                            495,545      	504,827     	519,643
	Operating profit (loss)                  	(88,053)    	(157,330)    	(54,508)
	Total assets                           	6,572,749    	6,943,722   	7,445,731
	Mortgage indebtedness	                  3,542,821    	3,823,915   	4,101,987

	Sycamore Mall,
	Iowa City, Iowa                         	1999         	1998        	1997
	Total revenue                          	1,185,202    	1,515,937   	1,828,997
	Operating profit (loss)               	(2,136,404)  	(1,010,483)    	222,766
	Total assets                           	4,266,654    	6,484,454   	8,113,686
	Mortgage indebtedness                  	4,258,224    	4,408,025   	4,574,933

The Partnership has no employees and is largely dependent on the General Partners and their affiliates for services. A description of the terms of transactions between the Partnership and affiliates of the General Partners is set forth in Item 11 below to which reference is hereby made.


Vero Beach Associates
On November 30, 1986, the Partnership purchased an interest in Indian River Plaza, a 147,111 gross leaseable square foot shopping center on U.S. Highway
1 in Vero Beach, Florida. The Partnership's ownership of Indian River Plaza was effected through its 1% partnership interest in Vero Beach Associates
(the "Operating Partnership") which holds fee title to the property. An affiliate of the Managing General Partner purchased the remaining 99% interest in the Operating Partnership. In May 1987, upon the sale of a sufficient number of Units, the Partnership made an additional capital contribution to increase its interest in the Operating Partnership. At December 31, 1999, the Partnership had made capital contributions aggregating $4,710,642 to the Operating Partnership. The Partnership's interest in the cash distributions and allocations for Federal income tax purposes of all losses of the Operating Partnership and of profits of the Operating Partnership from the sale or refinancing of the property is 99.9%, and its interest in the allocation of profits from operations of the Operating Partnership for Federal income tax purposes is 98%. The Partnership has consolidated the assets and operations of the Vero Beach Associates as of and for the years ended December 31, 1999, 1998 and 1997.

Since the property was acquired, occupancy held above 95%, until the second quarter of 1996, when Walgreens vacated 12,000 square feet. During 1997, two new leases were signed. One was for 12,000 square feet to Beall's Outlet store, which replaced Walgreen's. The Beall's lease expires in April, 2002. A lease was also entered into for 5,960 square feet to Sunshine Furniture, which provides for a termination in May 2000. The real estate market in general and the Vero Beach market more specifically have experienced an oversupply of retail shopping centers which have resulted in a soft market for rental rate increases. The shopping center is located on U.S. Highway 1 in Vero Beach, Florida. There is a large retail center adjacent to Indian River Plaza and there are several other shopping centers in the immediate area. The area is a major retail location and there is significant competition for tenants. Therefore, the amount of cash flow generated from the property is less than originally anticipated. As a result, the value of property has not appreciated as had originally been anticipated. However, the property has continued to operate at levels which have allowed it to meet its financial obligations.


Downers Grove Building Partnership
The Partnership has contributed a total of $1,900,000 to, and owns a 66-2/3% interest in, Downers Grove Building Partnership (the "Building Partnership"). The remaining 33-1/3% interest in the Building Partnership is held by a non-affiliate of the General Partners. The Building Partnership owns a 56,449 square foot two-story office and laboratory building (the "Downers Grove Building"). The Partnership has consolidated the assets and operations of the Building Partnership as of and for the years ended December 31, 1999, 1998 and 1997.

The Downers Grove Building has been 100% occupied for more than the last five years. The current tenant is a subsidiary of Amoco Oil, and is obligated under the lease until 2004. The Downers Grove Building was originally leased to Reichhold Chemicals, Inc. ("Reichhold"), on a 15 year triple net lease, which provided for bi-annual escalations of 8%, and expiration on February 2, 2002. In November 1994, Reichhold vacated the Downers Grove Building. In connection with the termination of its lease, two annuity contracts were purchased by Reichhold in the amount of $2,500,000. The annuity contracts were subsequently assigned to the Building Partnership to collateralize payment of the lease termination fee. The annuity contracts provide for payments beginning December 1, 1994, through November 1, 2001. The total principal payments to be received from the annuities in 2000 aggregate $225,084 and are included in rents and other receivables, $218,502 is included in deferred rents receivable on the consolidated balance sheet, and is expected to be received in the year 2001. During 1999 and 1998, the Building Partnership recognized $33,556 and $45,872, respectively, of interest income relating to the annuity contracts. The total amount of the annuity contracts was determined based on negotiations with Reichhold and the lender on the property. Reichhold had been committed under a lease which lasted through 2002, with a provision to terminate the lease early upon payment of a lease termination penalty. Reichhold wanted to terminate the lease and the parties had agreed to allow Reichhold to terminate the lease in exchange for a total payment of $2,500,000. However, the funds were utilized to purchase the annuity contracts. These annuities provide a steady stream of cash flow to supplement the rental income. Together, these amounts are adequate to service the mortgage obligations.

Income will be recognized from the payment of rent by the current tenant, and interest earned on the balance of the annuity which has not been paid out. Total payments from the annuity in 1999 and 1998 totaled $245,563 and $245,563 respectively, of which $33,556 and $45,872 represented interest income in the respective years while the remainder was treated as payment of rents receivable. Annual payments in year 2000 are expected to be $245,563 with interest income of $20,480. The total payments in 2001 are expected to aggregate $225,100 of which $6,598 represents interest.

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

Sycamore Mall Associates
On October 26, 1990, the Partnership contributed $1,075,000 to acquire a 25.24% general partnership interest in Sycamore Mall Associates, a general partnership formed to acquire the Sycamore Mall Shopping Center in Iowa City, Iowa. The property, situated on an approximate 21.2 acre site, includes a main building containing 213,206 square feet and an out parcel building containing 27,000 square feet. A 14,000 square foot parcel which contains a 4,590 square foot building is under a ground lease. Sycamore Mall Associates acquired the property on October 26, 1990 for a purchase price of $9,400,000, subject to a purchase money note of $5,140,000 bearing interest at 10% payable interest only until maturity on October 26, 1995. On August 8, 1991, Sycamore Mall Associates obtained a first mortgage in the amount of $5,140,000 which bore interest at a rate of 9.625% payable in monthly installments of principal and interest of $45,355 commencing October 1, 1991 for 60 months until September 30, 1996. The proceeds of this first mortgage were used to repay the original purchase money note. In October 1995, the first mortgage loan was modified. The terms of the modification reduced the interest rate to 8.125%, reduced the monthly payments of principal and interest to $44,375 and extended the maturity to March 1, 2002. In October 1999, monthly payments to the lender were halted and the lender declared the loan in default. In March 2000, the property was deeded to the lender in lieu of threatened foreclousure.

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

The property is managed by an affiliate of the General Partners and an affiliate of the seller under a five year management agreement that provides for a fee equal to 5% of the effective gross income, of which 1% is paid to an affiliate of the General Partners. During 1999, 1998 and 1997 the property incurred management fees of $62,639, $84,679 and $93,053, respectively.

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

The Partnership has been unsuccessful in its efforts to find new tenants for the property. Sycamore Mall is located in Iowa City, Iowa. A new 1,000,000 square foot regional mall has opened, which created additional competition for Sycamore Mall. As of December 31, 1999, the property was 44% occupied, and it has needed to provide concessions to the remaining tenants in order to keep them from vacating. Managements efforts to find replacement tenants has generally been unsuccessful. In response to the uncertainty relative to Sycamore Mall Associates ability to recover the net carrying value of Sycamore Mall through future operations and sale, Sycamore Mall Associates, as a matter of prudent accounting practices and for financial reporting purposes, recorded a provision for value impairment in 1998 in the amount of $1,100,000, of which the Partnership's share was $278,000. In 1999, an additional provision for value impairment was recorded in the amount of $1,890,000, of which the Partnership's share was $477,650. In October 1999, the property was unable to meet its obliagtions for payment under the terms of the first mortgage.
The lender declared the loan in default and began foreclosure proceedings. In March 2000, title to the propery was transferred to the lender in consideration of the entire mortgae balance including accrued interest.



Affiliated Transactions
A description of the terms of transactions between the Partnership and affiliates of the General Partners is set forth in Item 11 below to which reference is hereby made.

Item 2.  Properties

The Partnership owns, through joint venture partnerships, the properties referred to in Item 1. The three properties that the Partnership has an interest in are described below:

Indian River Plaza
On November 30, 1986, the Partnership purchased an interest in Indian River Plaza, a 147,111 gross leaseable square foot shopping center on U.S. Highway
1 in Vero Beach, Florida. The Partnership's ownership of Indian River Plaza was effected through its 1% partnership interest in Vero Beach Associates
(the "Operating Partnership") which holds fee title to the property. An affiliate of the Managing General Partner purchased the remaining 99% interest in the Operating Partnership. In May 1987, upon the sale of a sufficient number of Units, the Partnership made an additional capital contribution to increase its interest in the Operating Partnership. The Partnership's interest in the cash distributions and allocations for Federal income tax purposes of all losses of the Operating Partnership and of profits of the Operating Partnership from the sale or refinancing of the property is 99.9%, and its interest in the allocation of profits from operations of the Operating Partnership for Federal income tax purposes is 98%. At December 31, 1999, the Partnership had made capital contributions aggregating $4,710,642 to the Operating Partnership.

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

The major tenants at Indian River Plaza are K Mart and Publix, which occupy approximately 56% and 25%, respectively, of the property's net leaseable area. Occupancy at Indian River Plaza had remained in the 96% - 100% range through 1995. Walgreens, which was a tenant in about 12,000 square feet, vacated the property during the second quarter of 1996, and moved into a new free-standing building. In March 1997, management entered into a new lease for the Walgreens space. A five year gross lease has been entered into with Beall's Outlet Store, Inc. providing for annual rent of $90,000. This compares to $47,340 per year which was being paid by Walgreens. The K Mart lease expires in 2004 and the annual rent is approximately $220,000. The Publix lease was to expire in 1999 and the annual rent was approximately $125,000. A 5 year extension of the lease was entered into which provides for a new termination date of September 30, 2004 at an annual rental of approximately $127,624. Average total rent received per square foot at the property during the last three years were $5.48 in 1999, $5.08 in 1998 and $5.29 in 1997.

K- Mart is disputing the calculation of amounts due for tenant charges, under the lease. The total amount disputed from K-Mart is $123,952 as of December 31, 1999. The Partnership has begun legal proceedings to collect the amounts due. As of December 31, 1999, the Partnership has reserved $123,952 of the amount due from K-Mart. This amount has been charged to operating expenses.

The following table illustrates the scheduled lease expirations for Indian River Plaza, over the next ten years:

        		# of	                                       	    	% of total
   		leases expiring     	square feet    	annual rent      	annual rent
	2000      	2               	9,000	          55,470             	9%
	2001      	1               	1,200	           8,400             	1%
	2002      	2              	13,200	          99,000            	15%
	2003      	2               	3,600	          37,534             	6%
	2004      	4             	121,786	         430,656            	66%
	2005      	1               	3,200	          22,176             	3%
	2006      	-                   	-               	-              	-
	2007      	-                   	-               	-              	-
	2008      	-                   	-               	-              	-
	2009      	-                   	-               	-              	-


Management believes that the Indian River Plaza property has adequate insurance coverage.


Downers Grove Building
The Partnership has contributed a total of $1,900,000 to, and owns a 66-2/3% interest in, Downers Grove Building Partnership (the "Building Partnership"). The remaining 33-1/3% interest in the Building Partnership is held by a non affiliate of the General Partners. The Building Partnership owns a 56,449 square foot two-story office and laboratory building (the "Downers Grove Building"). The Downers Grove Building was leased to Reichhold Chemicals, Inc. ("Reichhold"), on a 15 year triple net lease, which provided for bi-annual escalations of 8%, and expiration on February 2, 2002. The Partnership has consolidated the assets and operations of the Building Partnership as of and for the years ended December 31, 1999, 1998 and 1997.

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

Sycamore Mall Associates
The property is a retail shopping center located in Iowa City, Iowa, and is situated on an approximate 21.2 acre site. It includes a main building containing 213,206 square feet and an out parcel building containing 27,000 square feet. A 14,000 square foot parcel which contains a 4,590 square foot building is under a ground lease. The property is owned fee simple by a partnership of which the Partnership is a partner. It is subject to a first mortgage in the amount of $4,408,024 which bears interest at a rate of 8.125% payable in monthly installments of principal and interest of $44,375 until March 1, 2002, when the remaining balance is due. As of December 31, 1999, the property was 44% occupied, and has needed to provide concessions to the remaining tenants in order to keep them from vacating. As a result of the inability to find new tenants, the property was unable to meet its financial obligations and beginning in October of 1999, payments to the lender were halted. This resulted in a default of the loan terms and on March 13, 2000, title to the land buildings and improvements as well as the other assets and liabilities of the property was transferred to the lender in consideration of a disccharge of the mortgage loan. As of December 31, 1999, Sycamore Mall Associates recorded a provision for value impairment of $2,990,000, of which $1,100,000 was recorded in 1998 and $1,890,000 was recorded in 1999.

There are no plans for any significant improvements to the property.

Management believes that the Sycamore Mall property has adequate insurance coverage.


The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                			                  1998                        1999
			                        at	    at	    at  	  at  	  at  	  at	    at	    at
	                       		03/31 	06/30 	09/30 	12/31 	03/31 	06/30 	09/30 	12/31
	Indian River Plaza
	Vero Beach,
	Florida                 		97%   	97%   	97%   	98%   	98%   	99%  	100%   	98%

	Downers Grove Building
	Downers Grove,
	Illinois	               	100%  	100%  	100%  	100%  	100%  	100%  	100%  	100%

	Sycamore Mall
	Iowa City,
	Iowa                    		85%	   79%   	84%   	47%   	47%   	44%   	44%   	44%


Item 3.  Legal Proceedings

     The Partnership is not aware of any material pending legal proceedings to which it or its properties are subject.


Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     As of December 31, 1999, there were 1,288 Limited Partners holding 20,468.5 Units. There is no public market for Units and it is not anticipated that a public market for Units will develop. Pursuant to the terms of the Limited Partnership Agreement of the Partnership (the "Partnership Agreement"), there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to the substitution of a Limited Partner.

     Distributions to Limited Partners, through December 31, 1999, have totaled $3,358,904 since the Partnership's formation. This is approximately $164.10 of cash distributions per Unit. Each Unit originally sold for $500 and the offering was closed on November 15, 1988. Reference is made to Item 6 herein for a summary of annual cash distributions, per Unit, made to the Limited Partners.


Item 6.  Selected Financial Data


                     FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

                  December 31, 1999, 1998, 1997, 1996 and 1995

                 (not covered by Independent Auditors' Report)

                        	1999       	1998       	1997       	1996       	1995
Total revenues        1,310,191  	1,253,960  	1,305,716  	1,360,339  	1,579,111

Operating loss         (282,869)	  (473,079)  	(745,757)  	(382,721)  	(267,289)

Partnership's share
 of unconsolidated
 venture operartions  	(539,228)  	(255,045)    	56,226     	96,014     	67,587

Venture partners'
 share of
 consolidated
 operations	             29,333     	52,438     	18,758     	34,611     	65,054

Net loss               (792,764)  	(675,686)  	(670,773)  	(286,707)  	(134,648)

Net loss per Unit        (38.34)    	(32.68)    	(32.44)    	(12.19)     	(6.51)

Total assets	        12,688,303 	13,960,459 	15,169,140 	16,317,347 	16,959,731

Long-term debt 	      7,517,873  	7,928,552  	8,249,873  	4,101,986  	8,889,627

Cash distributions
 per Unit (a)	             0.00       	6.59       	7.48       	7.50      	11.26


       The above selected financial data should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere in this annual report.

   (a) The net loss per Unit and cash distributions per Unit are based on the number of Units outstanding at the end of each period (20,468.5.)

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

     At December 31, 1999, the Partnership had cash and cash equivalents of $230,685 as compared to $298,500 as of December 31, 1998. The decrease in cash and cash equivalents is primarily a result of cash flow used by financing activities and used by investment activities exceeding cash provided from operations. During 1998, distributions to limited partners were $18,071 ($0.89 per Unit). Distributions to limited partners have been suspended in 1999.

     Currently the Vero Beach property is subject to a first mortgage with an original amount of $4,185,000, bearing interest at 8.31%, amortized over 30 years payable in monthly installments of principal and interest of $31,617, until maturity on February 11, 2027 when the remaining principal balance is payable; secured by the real and personal property of Indian River Plaza. In addition to the first mortgage, the property is also encumbered by a second mortgage with an original principal amount of $365,000, bearing interest at a floating rate which is 5% above the LIBOR rate. This loan is payable in monthly installments of principal and interest, until maturity on November 11, 2002.

     In November 1994, Reichhold vacated the Downers Grove Building. In connection with the termination of its lease, two annuity contracts were purchased by Reichhold in the amount of $2,500,000. The annuity contracts were subsequently assigned to the Building Partnership to collateralize payment of the lease termination fee. The annuity contracts provide for payments beginning December 1, 1994 through November 1, 2001. The total principal payments to be received from the annuities in 2000 aggregate
$225,084 and are included in rents and other receivables, $218,502 is included in deferred rents receivable on the consolidated balance sheet, and is expected to be received in 2001. During 1999 and 1998, the Building Partnership recognized $33,556 and $45,872, respectively, of interest income relating to the annuity contracts.

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

     As of October 1, 1997, the Downers Grove property was considered to be held for sale and depreciation was suspended. As of October 1, 1998, the Partnership no longer considered the property held for sale and has recorded an adjustment to expense previously suspended depreciation.

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

     In response to the U.S. economy in general and the problems being experienced at the Sycamore Mall property in particular, the Partnership is taking steps to preserve its working capital. Therefore, the Partnership carefully scrutinizes the appropriateness of any possible discretionary expenditures, particularly as such expenditures relate to the amount of working capital reserves the Partnership has available. By conserving working capital, the Partnership expects to be in a better position to meet future needs of its properties without having to rely on external financing sources.

Results of Operations:

     The results of operations for the years ended December 31, 1999, December 31, 1998 and December 31, 1997 reflect the consolidated operations of the Partnership and its consolidated ventures, Vero Beach Associates (the "Vero Partnership") and Downers Grove Building Partnership (the "Building Partnership") and its equity investment in Sycamore Mall Associates (the "Sycamore Partnership"). The results of operations of the Vero Partnership reflect the operations of the Indian River Plaza Shopping Center. The results of operations of the Building Partnership reflect the operations of the Downers Grove Building. The equity investment in the Sycamore Partnership reflects the Partnership's share of the operations of the Sycamore Mall Shopping Center.


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

     Property operating expenses increased $38,217 (13%) to $336,626 in 1998 from $298,409 in 1997, primarily as a result of a write down of accounts receivable at the Vero Beach property. An allowance for doubtful accounts was established in the amount of $83,519 for expense reimbursements from a tenant. The tenant is disputing the calculation of amounts due to be reimbursed under the lease. Management has taken legal action against the tenant.

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


Changes from 1998 to 1999:

     In 1999, the Partnership had a net loss of $792,764 as compared to a net loss of $675,686 in 1998. This significant increase in net loss is attributable to the Partnership's recognition of losses from its investment in Sycamore Mall Associates. The Sycamore Mall property recorded an additional $1,890,000 value impairment loss due to its continued inability to attract new tenants, of which the Partnership's share was $477,650.

     The $61,677 increase in rental income and the $7,068 increase in tenant charges for the year ended December 31, 1999 as compared to the year ended December 31, 1998 primarily resulted from an increase in occupancy at the Vero Beach property. The Vero Beach occupancy averaged 99% during 1999 as compared to 97% in 1998.

     The Partnership's interest income decreased from $50,112 in 1998 to $37,598 in 1999. The decrease is primarily attributable to the decrease in interest earned on the annuity contracts relating to the Downers Grove property. As the annuity contracts have been paid down, the interest income has been reduced on the reduced principal amounts remaining.

     Property operating expenses decreased $19,894 (6%) to $306,732 in 1999 from $326,626 in 1998, primarily as a result of a write down of accounts receivable at the Vero Beach property, during 1998. An allowance for doubtful accounts was established in the amount of $83,519 for expense reimbursements from a tenant. The tenant is disputing the calculation of amounts due to be reimbursed under the lease. Management has started legal action against the tenant.

     Interest expense decreased $30,117 (4%) from $742,272 in 1998 to $712,155 in 1998. The decrease is a result of the reduction in mortgage indebtedness in the amount of $377,060 which occurred throughout the year.

     Depreciation expense decreased from $543,322 in 1998 to $464,046 in 1999. As of October 1, 1997, the Downers Grove property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded by the Partnership from October 1, 1997 through December 31, 1997. During 1998, the property was no longer considered held for sale and an adjustment was made to record the 1997 deferred depreciation expense.

     General and administrative expense decreased $4,818 (5%) from $100,199 in 1998 to $95,381 in 1999. This decrease resulted in a decrease in administrative costs charged by an affiliate of the General Partner.

     The Partnership's share of losses from unconsolidated venture increased $284,183 (111%) from $255,045 in 1998 to $539,228 in 1999. This increased loss is attributable to an increase in a provision for value impairment recorded at Sycamore Mall.


Inflation:

     The Partnership has completed its twelfth full year of operations. During. the last eleven years the annual inflation rate has ranged from 2.0% to 5.4% with an average of 3.6%. The effect which inflation has had on income from operations has been minimal.

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


Year 2000

The General Partner determined that it would not expect that the consequences of the Partnership's year 2000 issues would have a material effect on the Partnership's business, results of operations or financial condition. No material consequences were incurred.


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

Item 8.  Financial Statements and Supplementary Data

                   FIRST DEARBORN INCOME PROPERTIES L.P.
                         (a limited partnership)
                        and Consolidated Ventures

                                   INDEX

                                                                  	 Page (s)

Independent Auditors' Report                                       	15
Consolidated Balance Sheets, December 31, 1999 and 1998            	16 - 17
Consolidated Statements of Operations, years
 ended December 31, 1999, 1998 and 1997                            	18
Consolidated Statements of Partners' Capital Accounts
 (Deficits),  years ended December 31, 1999, 1998 and 1997         	19
Consolidated Statements of Cash Flows,
  years ended December 31, 1999, 1998 and 1997                     	20
Notes to Consolidated Financial Statements                         	21 - 29

	Schedule
Consolidated Real Estate and Accumulated Depreciation	III           30

                       Sycamore Mall Associates
                        (a general partnership)

                                INDEX

	                                                                   Page (s)

Independent Auditors' Report                                       	31
Balance Sheets, December 31, 1999 and 1998                         	32 - 33
Statements of Operations, years
 ended December 31, 1999, 1998 and 1997                            	34
Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 1999, 1998 and 1997                     	35
Statements of Cash Flows,
  years ended December 31, 1999, 1998 and 1997                     	36
Notes to Financial Statements                                      	37 - 40


Schedule
Real Estate and Accumulated Depreciation	III                        41

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Dearborn Income Properties L.P. and consolidated ventures as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP

Chicago, Illinois
April 14, 2000

                    FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

                         Consolidated Balance Sheets

                          December 31, 1999 and 1998

                                    Assets

                                                         	1999         	1998
Current assets:
     Cash and cash equivalents (note 1)	                 230,685      	298,500
     Rents and other receivables                        	420,962      	371,630
     Due from affiliates	                                 17,193        	6,934
     Prepaid expenses	                                     8,454    	    8,767

          Total current assets                          	677,294      	685,831

Investment properties:
     Land                                             	2,233,114    	2,233,114
     Buildings and improvements	                      15,407,591   	15,375,453
                                                     	17,640,705   	17,608,567
     Less accumulated depreciation                   	(6,760,373)  	(6,296,327)
Total properties held for investment
     net of accumulated depreciation                 	10,880,332   	11,312,240

Investment in unconsolidated venture,
  held for disposition, at equity (notes 2 and 7)        	(9,828)     	529,400
Deferred rents receivable                               	933,974    	1,211,836
Deferred loan costs	                                     206,531	      221,152

Total assets	                                         12,688,303   	13,960,459










See accompanying notes to Consolidated Financial Statements.

                      FIRST DEARBORN INCOME PROPERTIES L.P.
                            (a limited partnership)
                           and Consolidated Ventures

                     Consolidated Balance Sheets - Continued

                           December 31, 1999 and 1998

              Liabilities and Partners' Capital Accounts (Deficits)

                                                       	1999          	1998
Current liabilities:
     Accounts payable and accrued expenses	             125,108       	228,452
     Due to affiliates (note 6)                        	375,986       	306,643
     Accrued interest	                                   39,539        	49,216
     Current portion of long-term debt  (note 3)	       387,476       	353,857

          Total current liabilities                    	928,109	       938,168

Long-term liabilities:
     Long-term debt (note 3)	                         7,517,873     	7,928,552
     Venture partners' equity
         in consolidated ventures (note 2)           	1,117,020     	1,176,676
     Deposits	                                           18,769	        17,767
         Total long-term liabilities                 	8,653,662     	9,122,995

          Total liabilities                          	9,581,771    	10,061,163

Partners' capital accounts (deficits)
     General partners - cumulative net loss	            (23,425)      	(15,497)
          Total general partner capital (deficit)	      (23,425)      	(15,497)

     Limited partners (20,468.5 units):
          Capital contributions                      	8,800,461	     8,800,461
          Cumulative net loss                       	(2,311,600)   	(1,526,764)
          Cumulative cash distributions             	(3,358,904)   	(3,358,904)
           Total limited partner capital	             3,129,957     	3,914,793

          Total partners' capital accounts	           3,106,532     	3,899,296

Commitments and contingencies (notes 2 and 6)

Total liabilities and partners' capital	             12,688,303    	13,960,459

See accompanying notes to Consolidated Financial Statements.

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

                     Consolidated Statements of Operations

                 Years ended December 31, 1999, 1998, and 1997


                                             	1999	         1998         	1997
Revenues:
     Rental income	                        1,179,430    	1,117,753   	1,136,271
     Tenant charges                          	93,163       	86,095       97,765
     Interest income   	                      37,598	       50,112      	71,680

          Total revenues                  	1,310,191    	1,253,960   	1,305,716

Expenses:
     Property operating expenses            	306,732      	326,626	     298,409
     Interest	                               712,155      	742,272	     790,313
     Depreciation                           	464,046      	543,322	     448,396
     Amortization                            	14,746	       14,621	      15,651
     Provision for value impairment	               -	            -	     400,000
     General and administrative expenses	     95,381	      100,199	      98,704

          Total expenses                  	1,593,060    	1,727,039   	2,051,473

Operating loss                             	(282,869)    	(473,079)   	(745,757)

Partnership's share of operations
    of unconsolidated venture              	(539,228)    	(255,045)     	56,226

Venture partners' share of consolidated
    ventures' operations (note 1)	            29,322       	52,438	      18,758

Net loss                                   	(792,764)    	(675,686)   	(670,773)

Net loss per
 limited partnership unit (note 1)	           (38.34)      	(32.68)	     (32.44)

Cash distribution per
 limited partnership unit  	                    0.00         	6.59	        7.48




See accompanying notes to Consolidated Financial Statements.

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

       Consolidated Statements of Partners' Capital Accounts (Deficits)

                 Years ended December 31, 1999, 1998 and 1997

	                   	General Partners                 	Limited Partners (20,468.5 Units)           .

	                                     		Contributions,	              	Cash
	                    Net income            	net of   		Net income  	distrib-
	                      (loss)	   Total 	offering costs  	(loss)     	utions	     Total
Balance (deficit)
 at December 31, 1996	 (2,032)  	(2,032)  	8,800,461    (193,770) 	(3,070,939)	 5,535,752

Net loss	              (6,708)  	(6,708)          	-    (664,065)          	-	   (664,065)
Cash distributions 	        -         -            -           -  	  (153,018)	  (153,018)

Balance (deficit)
 at December 31, 1997  (8,740)  	(8,740)  	8,800,461 	  (857,835) 	(3,223,957)	 4,718,669

Net loss              	(6,757)  	(6,757)          	-   	(668,929)          	-	   (668,929)
Cash distributions          -         -	           -           -  	  (134,947)	  (134,947)

Balance (deficit)
 at December 31, 1998 (15,497) 	(15,497)  	8,800,461	 (1,526,764) 	(3,358,904)	 3,914,793

Net loss              	(7,928)  	(7,928)	          -   	(784,836)          	-	   (784,836)
Cash distributions          -         -            -           -	           -	          -

Balance (deficit)
 at December 31, 1999 (23,425) 	(23,425)	  8,800,461  (2,311,600)  (3,358,904)	 3,129,957









See accompanying notes to Consolidated Financial Statements.

                      FIRST DEARBORN INCOME PROPERTIES L.P.
                            (a limited partnership)
                           and Consolidated Ventures

                      Consolidated Statements of Cash Flows
                   Years ended December 31, 1999, 1998 and 1997
                                            	1999          	1998	        1997
Cash flows from operating activities:
  Net loss	                                (792,764)    	(675,686)    	(670,773)
  Items not requiring cash
       or cash equivalents:
     Depreciation                         	 464,046      	543,322      	448,396
     Amortization                           	14,746	       14,621	       15,651
     Provision for value impairment              	-	            -      	400,000
     Partnership's share of operations of
       unconsolidated venture               539,228      	361,032       	18,217
     Venture partners' share of
       consolidated ventures' operations   	(29,322)     	(52,438)     	(18,758)

  Changes in:
     Rents and other receivables           	(49,332)	      51,237	     (129,480)
     Due from affiliates                   	(10,259)        	(605)	      (4,114)
     Prepaid expense	                           313	        5,435	       (4,895)
     Deferred rents receivable	             277,862	      264,805	      252,470
     Accounts payable and accrued expenses	(103,344)      	13,303	           (9)
     Due to affiliates	                      69,343	       25,461	       18,673
     Accrued interest                       	(9,677)	      (5,159)	     (12,753)
     Unearned revenues	                           -            	-	      (60,538)
     Deposits	                                1,002	        4,336	          960
Net cash provided by operating activities  	371,842      	549,664      	253,047

Cash flows from investing activities-
  additions to investment properties       	(32,138)     	(53,636)	     (52,606)

Cash flows from financing activities:
  Payment of deferred loan costs              	(125)       	2,343     	(170,990)
  Venture partners' distributions
       from consolidated ventures          	(30,334)     	(16,609)     	(11,715)
  Distributions to limited partners              	-     	(134,947)    	(153,018)
  Proceeds from refinancing
       of long-term debt	                         -            	-    	4,550,000
  Principal payments on long-term debt    	(377,060)    	(366,942)  	(4,790,276)
Net cash used in financing activities	     (407,519)    	(516,155)    	(575,999)

Net increase (decrease)
 in cash and cash equivalents	              (67,815)     	(20,127)    	(375,558)
Cash and cash equivalents
 at beginning of year	                      298.500	      318,627      	694,185
Cash and cash equivalents at end of year    230,685      	298,500      	318,627

Supplemental disclosure
 of cash flow information-
  cash paid for mortgage
    and other interest              	       721,832      	747,431      	803,066

See accompanying notes to Consolidated Financial Statements.

                    FIRST DEARBORN INCOME PROPERTIES L.P.
                         (a limited partnership)
                        and Consolidated Ventures

                 Notes to Consolidated Financial Statements

                      December 31, 1999, 1998 and 1997

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

     For the years ended December 31, 1999, 1998 and 1997, the accompanying Consolidated Financial Statements include the accounts of the Partnership and its Consolidated Ventures - Vero Beach Associates and Downers Grove Building Partnership, and its equity investment in Sycamore Mall Associates. The Partnerships policy is to consolidate the operations of ventures in which it controls more than 50% of the equity interest. The equity method is used to account for ventures in which it controls 50% or less of the equity interest. The effect of all transactions between the Partnership and the Consolidated Ventures has been eliminated.

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

                                                 		(unaudited)            		(unaudited)
	                                        1999        	1999       	1998	        1998
                                        	GAAP         	Tax	       GAAP         	Tax
	                                        Basis	       Basis	      Basis        Basis
Total assets	                          12,688,303  	4,110,579  	13,960,459  	4,482,586

Partners' capital accounts (deficits):
    General partners                  	   (23,425)	   (36,186)  	  (15,497) 	  (32,385)
    Limited partners                   	3,129,957  	3,832,076	   3,914,793  	4,208,328

Net loss:
  General partners	                        (7,928)	    (3,801)     	(6,757)    	(1,699)
  Limited partners                      	(784,836)  	(376,252)   	(668,929)  	(168,290)

Net loss per limited partnership unit	     (38.34)  	  (18.38)     	(32.68)	     (8.22)

     The net loss per limited partnership unit presented is based on the limited partnership units outstanding at the end of each period (20,468.5). All distributions to partners through December 31, 1999 have been considered to be a return of capital.

                    FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

            Notes to Consolidated Financial Statements - Continued


     The Partnership's distributions from its unconsolidated venture are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net income. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such investments, with an original maturity of three months or less ($0 and $18,810 at December 31, 1999 and 1998, respectively), as cash equivalents.

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of", on January 1, 1996. SFAS 121 requires that the Partnership record an impairment loss on its property held for investment whenever the property's carrying value cannot be fully recovered through estimated undiscounted cash flows from its operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. In addition, SFAS 121 provides that a property may not be depreciated while being held for sale. As of October 1, 1997, the Downers Grove property was considered to be held for sale, and depreciation was suspended. As of October 1, 1998, the Partnership no longer considered the property held for sale and recorded an adjustment to expense previously unrecognized depreciation from October 1, 1997. At December 31, 1997, an impairment loss of $400,000 was recognized as it relates to the Vero Beach property. In response to the uncertainty relative to Sycamore Mall Associates ability to recover the net carrying value of Sycamore Mall through future operations and sale, Sycamore Mall Associates, as a matter of prudent accounting practices and for financial reporting purposes, recorded a provision for value impairment in 1998 in the amount of $1,100,000, of which the Partnership's share was $278,000. During 1999, an additional $1,890,000 provision for value impairment was recorded at the Sycamore Mall property, of which the Partnerships share was $477,655.

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

                    FIRST DEARBORN INCOME PROPERTIES L.P.
                         (a limited partnership)
                        and Consolidated Ventures

          Notes to Consolidated Financial Statements - Continued


(2)  Venture Agreements

(a)  General

     The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $7,685,642 through December 31, 1999. The Partnership has acquired, through these ventures, interests in two shopping centers and an office building.

(b)  Vero Beach Associates

     On November 30, 1986, the Partnership purchased an interest in Indian River Plaza, a 147,111 gross leaseable square foot shopping center on U.S. Highway 1 in Vero Beach, Florida. The Partnership's ownership of Indian River Plaza was effected through its 1% partnership interest in Vero Beach Associates (the "Operating Partnership") which holds fee title to the property. An affiliate of the Managing General Partner purchased the remaining 99% interest in the Operating Partnership. In May 1987, upon the sale of a sufficient number of Units, the Partnership made an additional capital contribution to increase its interest in the Operating Partnership. The Partnership's interest in the cash distributions and allocations for Federal income tax purposes of all losses of the Operating Partnership and of profits of the Operating Partnership from the sale or refinancing of the property is 99.9%, and its interest in the allocation of profits from operations of the Operating Partnership for Federal income tax purposes is 98%. At December 31, 1999, the Partnership had made capital contributions aggregating $4,710,642 to the Operating Partnership.

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

     The property is managed by an affiliate of the seller under a management agreement that provides for a fee equal to 3% of operating income, payable on a monthly basis. Management fees deferred pursuant to a previous management agreement aggregate $105,952 at December 31, 1999 and 1998.

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

                      FIRST DEARBORN INCOME PROPERTIES L.P.
                            (a limited partnership)
                           and Consolidated Ventures

             Notes to Consolidated Financial Statements - Continued


     The Downers Grove Building was originally leased to Reichhold Chemicals, Inc. ("Reichhold"), on a 15 year triple net lease, which provided for bi-annual escalations of 8%, and expiration on February 2, 2002. In November 1994, Reichhold vacated the Downers Grove Building. In connection with the termination of their lease, two annuity contracts were purchased by Reichhold in the amount of $2,500,000. The annuity contracts were subsequently assigned to the Building Partnership to collateralize payment of the lease termination fee. The annuity contracts provide for payments beginning December 1, 1994, through November 1, 2001. The total principal payments to be received from the annuities in 1999 aggregate $212,008 and are included in rents and other receivables, $443,374 is included in deferred rents receivable on the consolidated balance sheet, and is expected to be received in the years 2000 through 2001. During 1999 and 1998, the Building Partnership recognized $33,556 and $45,872, respectively, of interest income relating to the annuity contracts.

     The Downers Grove Building is managed by an unaffiliated entity under a management agreement that will continue in effect from year to year, unless and until terminated, for a management fee of $13,000 per year.


     (d)  Sycamore Mall Associates

     On October 26, 1990, the Partnership contributed $1,075,000 to acquire a 25.24% general partnership interest in Sycamore Mall Associates, a general partnership formed to acquire the Sycamore Mall Shopping Center in Iowa City, Iowa. The property, situated on an approximate 21.2 acre site, includes a main building containing 213,206 square feet and an out parcel building containing 27,000 square feet. A 14,000 square foot parcel which contains a 4,590 square foot building is under a ground lease. Sycamore Mall Associates acquired the property on October 26, 1990 for a purchase price of $9,400,000, subject to a purchase money note of $5,140,000 bearing interest at 10% payable interest only until maturity on October 26, 1995. On August 8, 1991, Sycamore Mall Associates obtained a first mortgage in the amount of $5,140,000 which bore interest at a rate of 9.625% payable in monthly installments of principal and interest of $45,355 commencing October 1, 1991 for 60 months until September 30, 1996. The proceeds of this first mortgage were used to repay the original purchase money note. In October 1995, the first mortgage loan was modified. The terms of the modification reduced the interest rate to 8.125%, reduced the monthly payments of principal and interest to $44,375 and
extended the maturity to March 1, 2002.   In October 1999, monthly payments
to the lender were halted and the lender declared the loan in default. In March 2000, the property was deeded to the lender in lieu of threatened foreclousure.

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

     The property is managed by an affiliate of the General Partners and an affiliate of the seller under a five year management agreement that provides for a fee equal to 5% of the effective gross income, of which 1% is paid to an affiliate of the General Partners. During 1999, 1998 and 1997 the property incurred management fees of $62,639, $84,679 and $93,053, respectively.

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                            (a limited partnership)
                           and Consolidated Ventures

             Notes to Consolidated Financial Statements - Continued


(3)  Long-Term Debt

     Long-term debt consists of the following at December 31, 1999 and 1998:

                                                         	1999	         1998
$4,185,000 mortgage note, bearing interest at 8.31%,
amortized over 30 years payable in monthly
installments of principal and interest of $31,617
until February 11, 2007.  If the remaining principal
balance is not paid; the interest rate will increase
to the greater of 13.31% or the Treasury Rate, as
defined, for the remaining term of the loan, until
maturity on November 11, 2027.  The loan is secured
by the real and personal property of Indian River
Plaza.                                                	4,100,000    	4,156,833

$365,000 floating rate note, bearing interest at
LIBOR plus 5%, payable in monthly installments of
principal and interest until maturity on November
11, 2002.  The loan is secured by the real and
personal property of Indian River Plaza.                	262,528      	301,661

$4,586,044 mortgage note, bearing interest at
9.125%, payable in monthly installments of
interest only of $34,873 from August 1, 1995
through February 1, 1996; principal and interest
of $55,170 from March 1, 1996 through August 1,
1998; and principal and interest of $49,731 from
September 1, 1998 until August 1, 2005 when the
remaining principal balance is due; secured by
the real and personal property of the Downers
Grove Building.	                                       3,542,821    	3,823,915

     Total debt                                       	7,905,349    	8,282,409

     Less current portion of long-term debt	             387,476   	   353,857

     Total long-term debt	                             7,517,873	    7,928,552

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

            Notes to Consolidated Financial Statements - Continued


Five year maturities of long-term debt are as follows:

	2000	                       387,476
	2001                       	426,444
	2002                       	468,226
	2003                       	411,618
	2004	                       452,644


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

(5)  Leases

     At December 31, 1999, the Partnership and its Consolidated Ventures' principal assets are a shopping center and an office building. The Partnership has determined that all leases relating to the properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over the estimated useful life of the property. Leases with tenants range in term from two to thirty years and provide for fixed minimum rent and partial to full reimbursement of operating costs. In addition, substantially all leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volume.

                    FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

           Notes to Consolidated Financial Statements - Continued

Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1999:

        Shopping center:
          Cost	                         9,535,507
          Accumulated depreciation    	(4,081,703)
	                                       5,453,804
        Office building:
          Cost                         	8,105,198
          Accumulated depreciation    	(2,678,670)
    	                                   5,426,528

                     Total	            10,880,332

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

	2000	                    1,126,585
	2001                    	1,096,154
	2002                    	1,204,980
	2003                    	1,164,338
	2004                      	928,538
	Thereafter	                  1,848
		                        5,522,443

     Percentage rents (based on tenants' sales volume) included in rental income were $64,410, $24,859 and $108,000 for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, the Partnership's Consolidated Ventures recognize income on a straight-line basis over the life of the related leases. Included in deferred rents receivable at December 31, 1999 and 1998 is $768,463 and $821,242, respectively, which represents rental income due from tenants in future periods.

(6)  Transactions with Affiliates

     In connection with the evaluation, investigation, negotiation, selection and purchase of the Partnership's investment properties, affiliates of the General Partners were entitled to receive acquisition fees from the Partnership, equal to 4.85% of the gross proceeds from the offering of Units. As of December 31, 1999, the aggregate amount of acquisition fees earned by affiliates of the General Partners was $496,361, all of which was paid.

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

                    FIRST DEARBORN INCOME PROPERTIES L.P.
                          (a limited partnership)
                         and Consolidated Ventures

            Notes to Consolidated Financial Statements - Continued


Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                      Unpaid at
                                                                  				 Dec 31,
                                             	1999    	1998	    1997 	    1999
Non-accountable expense reimbursement           	-  	25,588  	25,588  	305,257
Reimbursement (at cost)
 for administrative services          	      5,343	   1,336	   1,652	    5,343
                                   	         5,343  	26,924  	27,240	  310,600

(7)  Investment in Unconsolidated Venture

     Summary financial information for Sycamore Mall Associates as of December 31, 1999 and 1998 is as follows:

                                                       	1999            	1998
        Current assets                            	   180,595         	286,207
        Current liabilities                       	(4,591,382)       	(445,759)
            Working capital (deficit)             	(4,410,787)        	159,552

        Deferred expenses                             	30,637          	40,215
        Venture partners' equity                     	246,735      	(1,350,441)
        Investment property, net                   	4,055,409       	6,158,032
        Long-term liabilities                          (5,430)     	(4,232,462)
          Partnership's capital                   	   (83,436)     	   455,792

        Represented by:
          Invested capital                         	1,075,000       	1,075,000
          Cumulative cash distributions             	(853,032)       	(853,032)
          Cumulative income (loss)                   (305,404)     	   233,824
	                                                     (83,436)	        455,792

        Total revenues                              1,185,202       	1,515,937
        Total expenses	                             3,321,606	       2,526,420
           Net income (loss)                       (2,136,404)     	(1,010,483)

The total revenues, expenses and net income for the above venture for the year ended December 31, 1997 were $1,828,997, $1,606,231 and $222,766, respectively.

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

                      FIRST DEARBORN INCOME PROPERTIES L.P.
                            (a limited partnership)
                            and Consolidated Ventures

             Notes to Consolidated Financial Statements - Continued


(8)  Subsequent Event

     As a result of the inability of the Sycamore Mall Property to find new tenants, the property was unable to meet its financial obligations. Beginning in October of 1999, payments to the lender were halted. This resulted in a default of the loan terms and on March 13, 2000, title to the land, buildings and improvements as well as the other assets and liabilities of the property was transferred to the lender in consideration of a discharge of the mortgage loan. This may result in a taxable loss of approximately $2,900,000. There will be no distributable cash as a result of this transaction.

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures
                              December 31, 1999

                                 Schedule III
             Consolidated Real Estate and Accumulated Depreciation

                                (a)                                                 (b)
                    Initial Cost to Partnership            Additions       Gross amount of asset at period end
                                        Building &   Building &             Building &              Accumulated   Date      Date
                 Encumbrance    Land   Improvements Improvements    Land   Improvements   Total   Depreciation Constructed Acquired
Shopping Center							                                                                                                     5/21/87
Vero Beach, FL   	 4,362,528   	891,905  	8,172,052     	442,502   	920,953  8,614,554 	 9,535,507 	 4,006,799 	  1979 	   11/30/86

Office Building			                                                                    		                  				    1983
Downers Grove, IL 	3,542,821 	1,312,161  	6,728,640	      64,397 	1,312,161  6,793,037	  8,105,198	  2,753,574	   1987	     2/1/88

Total	             7,905,349 	2,204,066	 14,900,692     	506,899	 2,233,114	15,407,591	 17,640,705	  6,760,373

(a) The initial cost represents the original purchase price of the properties reduced by any provision for value impairment.
(b) The aggregate cost of the above real estate at December 31, 1999 for Federal income tax purposes is $16,643,203.

                                             	1999         	1998        	1997
(c) Reconciliation of real estate owned
      Balance at beginning of period      17,608,567  	17,554,931  	17,902,325
       Reserve for value impairment               	-           	-    	(400,000)
       Additions	                             32,138	      53,636	      52,606
      Balance at end of period	           17,640,705 	 17,608,567  	17,554,931

(d)  Reconciliation of accumulated depreciation
            Balance at beginning of period	6,296,327	5,753,005	5,304,609
            Depreciation expense	   464,046	543,322	   448,396
            Balance at end of period	$6,760,373	6,296,327	5,753,005

                          Independent Auditors' Report

The Partners
Sycamore Mall Associates:
We have audited the financial statements of Sycamore Mall Associates as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sycamore Mall Associates as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein. As discussed, in
Note 2 to the Financial Statemets, subsequent to year end, the property was deeded to the lender in lieu of foreclosure.

     KPMG LLP

     Chicago, Illinois
     April 14, 2000

                            SYCAMORE MALL ASSOCIATES
                             (a general partnership)

                                 Balance Sheets

                           December 31, 1999 and 1998

                                     Assets

                                                         	1999	          1998
Current assets:
     Cash and cash equivalents	                          36,157        	98,915
     Rents and other receivables                       	123,362       	161,492
     Due from affiliates                                 	4,509	         4,509
     Prepaid expenses	                                   16,567	        21,291

          Total current assets	                         180,595       	286,207

Investment properties:
     Land                                                    	-     	1,206,880
     Buildings and improvements	                              -     	7,246,641
	                                                             -     	8,453,521
     Less accumulated depreciation	                           -    	(2,295,489)
Property held for investment                                 	-     	6,158,032
Property held for disposition	                        4,055,409             	-

Deferred leasing and loan costs	                         30,332        	39,910
Other assets	                                               305	           305

Total assets	                                         4,266,641     	6,484,454











See accompanying notes to Financial Statements.

                          SYCAMORE MALL ASSOCIATES
                          (a general partnership)

                         Balance Sheets - Continued

                         December 31, 1999 and 1998

                Liabilities and Partners' Capital Accounts

                                                    	1999               	1998
Current liabilities:
     Accounts payable and accrued expenses	         226,753           	234.920
     Accrued interest	                               86,495            	29,846
     Current portion of long-term debt	           4,258,224           	180,993
     Other current liabilities	                      19,910       	          -

          Total current liabilities              	4,591,382           	445,759

Long-term liabilities:
     Long-term debt (note 2)	                             -         	4,227,032
     Deposits	                                        5,430	             5,430
         Total long-term liabilities	                 5,430	         4,232,462

          Total liabilities                      	4,596,812         	4,678,221

General Partners' capital accounts
          Capital contributions                  	4,260,000         	4,260,000
          Cumulative net income	                 (1,209,917)	          926,487
          Cumulative cash distributions         	(3,380,254)       	(3,380,254)
           Total general partner capital          	(330,171)        	1,806,233

Commitments and contingencies (notes 2 and 3)

Total liabilities and partners' capital	          4,266,641         	6,484,454


See accompanying notes to Financial Statements.

                           SYCAMORE MALL ASSOCIATES
                           (a general partnership)

                           Statements of Operations

                Years ended December 31, 1999, 1998, and 1997


                                                	1999	1998	1997
Revenues:
     Rental income	                        833,114      	935,717      	1,293,749
     Tenant charges                       	337,399      	563,197        	514,760
     Interest income                        	1,237	        3,112	          4,651
     Miscellaneous income              	    13,452       	13,911	         15,837

          Total revenues	                1,185,202    	1,515,937      	1,828,997

Expenses:
     Property operating expenses          	773,420     	 682,200        	882,636
     Interest                             	350,601      	364,462       	 377,530
     Depreciation                         	241,358      	290,412	        288,146
     Amortization                           	9,578        	9,578          	9,785
     Provision for value impairment     	1,890,000    	1,100,000	              -
     General and administrative expenses  	 56,649       	79,768      	   48,134

          Total expenses	                3,321,606	    2,526,420      	1,606,231

Net income (loss)	                      (2,136,404)  	(1,010,483)       	222,766






See accompanying notes to Financial Statements.

                             SYCAMORE MALL ASSOCIATES
                              (a general partnership)

               Statements of Partners' Capital Accounts (Deficits)

                   Years ended December 31, 1999, 1998 and 1997

	                                 First          	First           		First
                                	Dearborn       	Dearborn        		Dearborn
	                                Sycamore        	Income	          	Income
                               	Associates     	Properties      		Properties
                                	Limited        	Limited	         	Limited
	                              Partnership   	Partnership I	  	Partnership II
                               	(FDSALP)	      	(FDIP LP I)	    	(FDIP LP II)    	Total
Balance at December 31, 1996     	706,841       		835,041       		1,767,483    	3,308,950

Net income                        	47,583        		56,226         		118,957      	222,766
Cash distributions               	(63,015)	      	(74,443)       		(157,542)	    (295,000)

Balance at December 31, 1997     	691,409       		816,824       		1,728,483  	  3,236,716

Net income (loss)               	(215,841)		     (255,045)	       	(539,597)	  (1,010,483)
Cash distributions 	              (89,716)	     	(105,987)       		(224,297)	    (420,000)

Balance at December 31, 1998     	385,852       		455,792         		964,589	    1,806,233

Net income (loss)               	(456,336)     		(539,228)     		(1,140,840)	  (2,136,404)
Cash distributions 	                    -		             -		               -	            -

Balance at December 31, 1999	     (70,484)		      (83,436)       		(176,251)	    (330,171)









See accompanying notes to Financial Statements.

                          SYCAMORE MALL ASSOCIATES
                          (a general partnership)

                          Statements of Cash Flows

                Years ended December 31, 1999, 1998 and 1997

                                           	1999         	1998         	1997
Cash flows from operating activities:
  Net income	                           (2,136,404)  	(1,010,483)     	222,766
  Items not requiring cash or
             cash equivalents:
     Depreciation and amortization        	250,936      	299,990	      297,931
     Provision for value impairment	     1,890,000	    1,100,000            	-

  Changes in:
     Rents and other receivables	           38,130      	153,520      	(10,717)
     Prepaid expense                        	4,724       	(2,157)      	12,380
     Other assets	                               -            	-         	(305)
     Accounts payable                      	(8,167)      	54,289	     (169,351)
     Accrued interest                      	56,649	       (1,130)	      (1,042)
     Other liabilities	                     19,910      	(85,000)      	85,000
Net cash provided by operations           	115,778      	509,029      	436,662

Cash flows from investing activities-
  additions to investment property  	      (28,735)     	(45,588)     	(21,643)

Cash flows from financing activities:
  Distributions to partners 	                    -     	(420,000)    	(295,000)
  Principal payments on long-term debt   	(149,801)    	(166,908)    	(153,932)
Net cash used in financing activities    	(149,801)    	(586,908)    	(448,932)

Net increase (decrease) in
 cash and cash equivalents               	 (62,758)    	(123,467)     	(33,913)
Cash and cash equivalents
 at beginning of year                      	98,915      	222,382      	256,295
Cash and cash equivalents
 at end of year	                            36,157	       98,915      	222,382

Supplemental disclosure of cash
 flow information - cash paid
 for mortgage and other interest       	   293,952      	365,592      	378,572

See accompanying notes to Financial Statements.

                          SYCAMORE MALL ASSOCIATES
                           (a general partnership)

                        Notes to Financial Statements

                Years ended December 31, 1999, 1998 and 1997

	(1)	Organization and Basis of Accounting
The accompanying financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of the unconsolidated general partnership, Sycamore Mall Associates, (the "Partnership") in which First Dearborn Income Properties L.P. II, First Dearborn Income Properties L.P. I, and First Dearborn Sycamore Associates Limited Partnership are general partners. The general partners contributed a total of $2,275,000 $1,075,000, $910,000 respectively, for 53.40%, 25.24%, and 21.36% general partner interests, respectively. The property, situated on an approximate 21.2 acre site, includes a shopping center containing 213,206 square feet and an out parcel building containing 27,000 square feet. Additionally, a 14,000 square foot parcel which contains a 4,590 square foot building is under a ground lease. Occupancy at the mall has decreased substantially during 1998 to approximately 47% at December 31, 1998 and 44% at December 31, 1999. This is primarily due to Sears terminating their lease on September 1, 1998. The Sears lease comprised 82,605 square feet which is 34% of the leaseable area of the shopping center. However, the annual rental income received form Sears was only approximately $109,000 or approximately 6% of revenues. The terms of the partnership agreement provide that cash flow, sale or refinancing proceeds and profit and loss will be distributed or allocated in proportion to the partners' ownership interests. The property is managed by an affiliate of the General Partners and an affiliate of the seller under a five year management agreement that provides for a fee equal to 5% of the effective gross income, of which 1% is paid to an affiliate of the General Partners. During 1999, 1998, and 1997 the property incurred management fees of $84,679, $84,679 and $93,053, respectively.

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

                                      1999        1999       1998        1998
                                      GAAP        Tax        GAAP        Tax
                                      basis       basis     basis       basis
                                               (unaudited)            (unaudited)
Total assets                       4,266,641   7,549,240  6,484,454   7,918,377

General partners' capital accounts  (330,171)  2,950,525  1,806,233   3,066,505

General partners' net loss        (2,136,404)   (115,980) (1,010,483)    (6,050)



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

                            SYCAMORE MALL ASSOCIATES
                             (a general partnership)

                          Notes to Financial Statements

                 Years ended December 31, 1999, 1998 and 1997

Maintenance and repair expenses are charged to operations as incurred. Significant betterments and improvements are capitalized and were depreciated over their estimated useful lives.

No provision for Federal income taxes has been made as any liability for such taxes would be that of the partners rather than the Partnership.

The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partners to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Partnership adopted Statement of Financial Accounting Standards No. 121
("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", on January 1, 1996. SFAS 121 requires that the Partnership record an impairment loss on its property held for investment whenever the property's carrying value cannot be fully recovered through estimated undiscounted cash flows from its operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. In addition, SFAS 121 provides that a property may not be depreciated while being held for sale. In response to the uncertainty relative to Sycamore Mall Associates ability to recover the net carrying value of Sycamore Mall through future operations and sale, Sycamore Mall Associates, as a matter of prudent accounting practices and for financial reporting purposes, recorded a provision for value impairment in 1999 and 1998 in the amount of $1,890,000 and $1,100,000, respectively. As of December 31, 1999, the Partnership has considered the Sycamore property held for disposition.

(2)		Long-Term Debt

		The Partnership acquired the property on October 26, 1990 for a purchase price of $9,400,000 subject to a purchase money note of $5,140,000 bearing interest at 10% payable interest only until maturity on October 26, 1995. On
August 8, 1991, the Partnership obtained a first mortgage in the amount of
$5,140,000 which bore interest at a rate of 9.625% payable in monthly installments of principal and interest of $45,355 commencing October 1, 1991 for 60 months until September 30, 1996. The proceeds of this first mortgage were used to repay the original purchase money note. In October 1995, the first mortgage loan was modified. The terms of the modification reduced the interest rate to 8.125%, reduced the monthly payments of principal and interest to
$44,375 and extended the maturity to March 1, 2002.  As of December 31, 1999, the Partnership was in default under the terms of the loan and the lender accelerated the maturity of the loan and required immediate payment.  On March
13, 2000, title to the land buildings and improvements as well as the other assets and liabilities of the property was transferred to the lender in consideration of a discharge of the mortgage loan.

                          SYCAMORE MALL ASSOCIATES
                           (a general partnership)

                        Notes to Financial Statements

                Years ended December 31, 1999, 1998 and 1997
 (3)	Leases
At December 31, 1999, the Partnership's principal asset is an enclosed shopping center. The Partnership has determined that all leases relating to the property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over the estimated useful life of the property. Leases with tenants range in term from one to thirty years and provide for fixed minimum rent and partial to full reimbursement of operating costs. In addition, many of the leases provide for additional rent based upon percentages of tenants' sales volume. Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future (see note 2) under the operating leases are as follows:

	2000	                 452,258
	2001                 	361,591
	2002                 	285,843
	2003	                 187,002
	2004	                 178,000
	Thereafter         	  744,003
		                   2,208,697

Percentage rents (based on tenants' sales volume) included in rental income were $194,960, $204,819, and $192,100 for the years ended December 31, 1999,
1998, and 1997, respectively.

                          SYCAMORE MALL ASSOCIATES
                          (a general partnership)

                             December 31, 1999

                               Schedule III
                 Real Estate and Accumulated Depreciation

                                    (a)                                                     (b)
                        Initial Cost to Partnership      Additions         Gross amount of asset at period end
                                      Building &   Building &            Building &             Accumulated    Date     Date
                Encumbrance    Land   Improvements Improvements   Land  Improvements   Total   Depreciation Constructed Acquired
Shopping Center									                                                                                      1969
Iowa City, IA	   4,258,224 	1,206,880	 7,910,902   491,221    	1,206,880  5,385,364  6,592,244  2,536,835	    1972      10/26/90

(a) The initial cost represents the original purchase price of the properties, reduced by any provision for value impairment.
(b) The aggregate cost of the above real estate at December 31, 1999 for Federal income tax purposes is $9,575,280.

	                                              1999	        1998	         1997
(c)  Reconciliation of real estate owned
      Balance at beginning of period        8,453,521	   9,507,933   	9,486,290
       Provision for value impairment	     (1,890,000) 	(1,100,000)          	-
       Additions	                              28,723	      45,588      	21,643
      Balance at end of period             	6,592,244	   8,453,521   	9,507,933

(d)  Reconciliation of
         accumulated depreciation
      Balance at beginning of period	       2,295,439	   2,005,077	   1,716,931
       Depreciation expense	                  241,346	     290,412	     288,146
      Balance at end of period	             2,536,835	   2,295,439	   1,716,931

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

FDIP Associates, the Associate General Partner, was formed under the laws of
the State of Illinois and has a nominal net worth.   Its constituent partners
are First Dearborn Partners, an Illinois general partnership formed in January, 1984, whose constituent partners are Messrs. Block and Ross, and Hampshire Syndications, Inc., a New Hampshire corporation. Hampshire Syndications, Inc. is wholly owned by Jefferson-Pilot Investments, Inc., a North Carolina corporation, which is a wholly-owned subsidiary of Jefferson-Pilot Corporation. The officers and directors of Hampshire Syndications, Inc. are Ronald Angarella, President and Director, Charles C. Cornelio, Vice President and Director, Sheri J. Lease, Secretary, Dennis R. Glass, Executive Vice President and Director, John C. Ingram, Executive Vice President and Director, John A. Weston, Treasurer.

Messrs. Block and Ross are not affiliated with Jefferson Pilot Securities Corporation, except that each is affiliated with the Associate General Partner.

The persons listed below occupy key management position with the General
Partners:

Mr. Bruce H. Block, age 62, has been a principal in numerous real estate ventures which own, have an interest in, or have owned various types of property that have included apartment and office buildings, shopping centers and vacant land. Mr. Block is an Illinois licensed attorney, a certified public accountant and a licensed real estate broker in the State of Illinois. Mr. Block practiced corporate and real estate law in Chicago for over 20 years and is a shareholder in the Chicago law firm of Ross & Block, P.C.

Mr. Robert S. Ross, age 62, has been a principal in many real estate ventures which own, have an interest in, or have owned various types of property including apartment and office buildings, shopping centers and vacant land. Mr. Ross is an Illinois licensed attorney, a licensed real estate broker in the State of Illinois and is an affiliate member of Real Estate Securities and Syndication Institute. He also practiced general and real estate law in the Chicago area for over 22 years and is a shareholder in the Chicago law firm of Ross & Block P.C.

Mr. Ronald R. Angarella, age 42, has served as President and Director of Hampshire Syndications, Inc. since October 23, 1995. He also currently serves as President, Chairman and Director of Jefferson Pilot Securities Corporation and Hampshire Funding, Inc. His principal occupation is Senior Vice President and Chief Marketing Officer of Jefferson Pilot Financial Insurance Company.
He also currently serves as an officer and/or director of various affiliated entities. Mr. Angarella also serves as President and Director of Jefferson Pilot Variable Fund, Inc.

Mr. Charles C. Cornelio, age 40, has served as Vice President of Hampshire Syndications, Inc. since June 4, 1993, and Director since May 7, 1990. Mr. Cornelio served as Secretary of Hampshire Syndications, Inc. from May 17, 1990, until May 13, 1997. Mr. Cornelio is also Vice President, Secretary and Director of Jefferson Pilot Securities Corporation. His principal occupation is Senior Vice President of Jefferson Pilot Corporation and Executive Vice President of various insurance company subsidiaries. He also serves as an officer and/or director of other various affiliated entities. Mr. Cornelio also is General Counsel and Vice President of Jefferson Pilot Variable Fund, Inc.

Shari J. Lease, age 45, has served as Secretary of Hampshire Syndications, Inc. since May 13, 1997 and previously served as Assistant Secretary beginning on May 9, 1994. Ms. Lease is also currently Secretary of Hampshire Funding, Inc. and Assistant Secretary of Jefferson Pilot Securities Corporation. Her principal occupation since April 1995 has been as Assistant Vice President and Counsel of Jefferson Pilot Financial Insurance Company until her election as Vice President and Counsel in February 1998. She also currently serves as an officer of other various affiliated entities and is Secretary of Jefferson Pilot Variable Fund, Inc.

John Weston, age 40, has served as Treasurer of Hampshire Syndications, Inc. since July 19, 1991. He also currently serves as Treasurer of Jefferson Pilot Securities Corporation, Hampshire Funding, Inc., Jefferson Pilot Variable Fund, Inc. and Jefferson Pilot Advisory Corporation. His principal occupation since April 1995, has been as Assistant Vice President of Jefferson Pilot Financial Insurance Company until his election as Vice President in February 1999. Mr. Weston also currently serves as an officer of other various affiliated entites.

Dennis R. Glass, age 50, was elected Executive Vice President and Director of Hampshire Syndications, Inc. on May 13, 1997. Mr. Glass is also a Director of Hampshire Funding, Inc. Since October 1993, his principal occupation has been as Executive Vice President, Chief Financial Officer and Treasurer of Jefferson Pilot Corporation. He also currently serves as an officer and/or director of various entities affiliated with Jefferson Pilot Corporation. Prior to October 1993, Mr. Glass was associated with Protective Life Corporation and the
Portman Companies.

John C. Ingram, age 55, was elected Executive Vice President and Director of Hampshire Synciations, Inc. on May 3, 1999. Mr. Ingram is also a Director of Hampshire Funding, Inc. Since September 1999, Mr. Ingram's principal occupation has been as Executive Vice President and Chief Investment Officer of Jefferson Pilot Corporation. Prior to that date he served as Senior Vice President and Manager-Security Dept. for more than ten years. Mr. Ingram is also an officer and/or director of various entities affiliated with Jefferson Pilot Corporation.


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

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                   				Unpaid at
                                                                       Dec 31,
                                         	1999     	1998     	1997       1999
Non-accountable expense reimbursement        	-   	25,588	   25,588	   305,257
Reimbursement (at cost)
 for administrative services       	      5,343  	  1,336	    1,652 	    5,343
                                      	   5,343   	26,924   	27,240   	310,600

     There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security ownership of certain Beneficial Owners and Management

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

     (b) The following table sets forth information regarding the beneficial ownership of Units as of December 31, 1999 by directors and/or general partners of the General Partners, and by all officers, directors and for general partners of the General Partners as a group:

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


     (b)  No reports on Form 8-K were filed in the last quarter of 1999.

     (c) An annual report for the fiscal year 1999 will be sent to the Limited Partners subsequent to this filing and the Partnership will furnish copies of such report to the Securities and Exchange Commission at that time.

     (d)  Exhibits - See Item 14(a) - (3).

     (e) Financial Statement Schedules. See Index to Financial Statements and Financial Statement Schedules on page 14.

 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            	       FIRST DEARBORN INCOME PROPERTIES L.P.
                                     	   (Registrant)

                         	BY: FDIP, Inc.
	                         (Managing General Partner)


Date:  May 1, 2000	       BY:  _______ Robert S. Ross
                        	 Its:  President

                        	 BY:  FDIP Associates
	                         (Associate General Partner)
                        	 BY:  First Dearborn Partners, a Partner

Date:  May 1, 2000	       BY:  ________ Robert S. Ross
                        	 a Partner

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      	 Signatures             	Title                       	Date


    /s/ Robert S. Ross      	 President and Director     	 May 1, 2000
	   Robert S. Ross           	of FDIP, Inc. (Principal
                        		    Executive Officer)

    /s/ Bruce H. Block      	 Secretary and Director     	 May 1, 2000
  	 Bruce H. Block            of FDIP, Inc. (Principal
		                            Financial Officer)
</TEXT