Form 10-Q
period 2000-03-31
FIRST DEARBORN INCOME PROPERTIES LP
filed 2000-05-22
CIK 806182

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                FORM 10-Q


              [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000

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


Units outstanding as of March 31, 2000:  20,468.5

                       PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                    FIRST DEARBORN INCOME PROPERTIES L.P.
                          (a limited partnership)
                         and Consolidated Ventures

                               Balance Sheets

                    March 31, 2000 and December 31, 1999
                                (Unaudited)

                                  Assets
		                                                   March 31,     	December 31,
                                   		                  2000  	          1999
Current assets:
    	Cash and cash equivalents (note 1)       	      321,159          	230,685
     Rents and other receivables                    	415,027          	420,962
     Due from affiliates                             	15,192           	17,193
     Prepaid expense                             	     3,382	            8,454
          Total current assets                       754,760	          677,294

Investment property, at cost (note 1):
     Land                                         	2,233,114        	2,233,114
     Building                                    	15,407,591      	 15,407,591
                                                		17,640,705      	 17,640,705
     Less accumulated depreciation               	(6,876,004)      	(6,760,373)
Total properties held for investment             	10,764,701       	10,880,332

Investment in unconsolidated venture                      	-           	(9,828)
Deferred rents receivable                           	877,703          	933,974
Deferred loan costs	                                 202,876	          206,531

     Total assets	                                12,600,040       	12,688,303



See accompanying notes to the financial statements.

                      FIRST DEARBORN INCOME PROPERTIES L.P.
                            (a limited partnership)
                            and Consolidated Ventures

                                 Balance Sheets

                       March 31, 2000 and December 31, 1999
                                   (Unaudited)


                    Liabilities and Partners' Capital Accounts
                                                 	March 31,       	December 31,
                                        	           2000	              1999
Current liabilities:
     Accounts payable and accrued expenses	          154,932          	125,108
     Due to affiliates (note 3)                     	377,236          	375,986
     Accrued interest	                                39,000           	39,539
     Current portion of long-term debt	              397,218	          387,476
Total current liabilities	                           968,386	          928,109

Long-term debt                                    	7,442,804        	7,517,873
Venture partners' equity in consolidated venture  	1,106,220        	1,117,020
Deposits                          	                   12,724	           18,769
     Total long-term liabilities               	   8,561,748        	8,653,662

     Total liabilities                           	 9,530,134	        9,581,771

Partners' capital accounts (deficits) (note 1):
     General partners:
          Cumulative net loss        	               (23,791)	         (23,425)
                                                     (23,791)   	      (23,425)
     Limited partners:
          Capital contributions                	   8,800,461        	8,800,461
          Cumulative net loss                    	(2,347,860)      	(2,311,600)
          Cumulative cash distributions          	(3,358,904)      	(3,358,904)
                                                   3,093,697	        3,129,957

      Total partners' capital accounts	            3,069,906	        3,106,532

Commitments and contingencies (note 2)

      Total Liabilities and Partners' Capital	    12,600,040      	 12,688,303

See accompanying notes to the financial statements.

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

                     Consolidated Statement of Operations

                  Three months ended March 31, 2000 and 1999

                                (Unaudited)

                                                  	       2000	       1999
Revenues:
     Rental income                                	   292,322         	291,473
     Tenant charges                                   	29,685          	20,592
     Interest income                             	      9,253          	12,224

          Total revenues                      	       331,260         	324,289

Expenses:
     Property operating expenses                      	84,134          	61,425
     Interest                                        	173,497         	180,547
     Depreciation                                    	115,631         	126,841
     Amortization                                      	3,655           	3,655
     General and administrative expenses      	         7,264	          13,029

          Total expenses                           	  384,181         	385,497

Operating loss                                       	(52,921)        	(61,208)

Partnership's share of operations
  of unconsolidated ventures                           	9,828         	(18,070)

Venture partner's share of consolidated
  venture's operations (note 1)                 	       6,467           	2,520

Net income (loss)                           	         (36,626)       	 (76,758)

Net income (loss) per
   limited partnership unit  (note 1) 	                 (1.77)	          (3.71)

Cash distribution per limited partnership unit  	        0.00	            0.00


See accompanying notes to the financial statements.

                    FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

                    Consolidated Statements of Cash Flows

                  Three months ended March 31, 2000 and 1999
                                (Unaudited)

                                               	        2000	         1999
Cash flows from operating activities:
  Net income (loss)                                  	(36,626)	        (76,758)
  Items not requiring (providing) cash
     or cash equivalents:
     Depreciation	                                    115,631         	126,841
     Amortization	                                      3,655           	3,655
     Partnership's share of operations of
           unconsolidated venture	                     (9,828)         	16,098
     Venture partners' share of
           consolidated venture's operations          	(6,467)         	(2,520)

  Changes in:
     Rents and other receivables	                       5,935         	(58,721)
     Prepaid expenses	                                  5,072	           5,260
     Deferred rents receivable	                        56,271          	64,508
     Accounts payable and accrued expenses            	29,285          	15,483
     Due to affiliates	                                 3,251          	(1,386)
     Tenant deposits	                                  (6,045)	              -
Net cash provided by operating activities            	160,134          	92,460

Cash flows from financing activities:
     Venture partners' distributions
           from consolidated venture                  	(4,333)	        (11,560)
     Distributions to limited partners                     	-               	-
     Principal payments on long-term debt	            (65,327)       	 (24,280)
Net cash used in financing activities	                (69,660)	        (35,840)

Net increase in cash and cash equivalents            	 90,474          	56,620

See accompanying notes to the financial statements.

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                            (a limited partnership)
                           and Consolidated Ventures

                   Notes to Consolidated Financial Statements

                            March 31, 2000 and 1999

                                  (Unaudited)

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1999, which are included in the Partnership's 1999 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  Basis of Accounting

     For the three month periods ended March 31, 2000 and March 31, 1999 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures - Vero Beach Associates and Downers Grove Building Partnership (the "Ventures"). The effect of all transactions between the Partnership and the Ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Sycamore Mall Associates.

      The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of", on January 1, 1996. SFAS 121 requires that the Partnership record an impairment loss on its property held for investment whenever the property's carrying value cannot be fully recovered through estimated undiscounted cash flows from its operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. In addition, SFAS 121 provides that a property not be depreciated while being held for sale. At December 31, 1997, an impairment loss of $400,000 was recognized as it relates to the Vero Beach property. In response to the uncertainty relative to Sycamore Mall Associates ability to recover the net carrying value of Sycamore Mall through future operations and sale, Sycamore Mall Associates, as a matter of prudent accounting practices and for financial reporting purposes, recorded a provision for value impairment in 1998 in the amount of $1,100,000, of which the Partnership's share was $278,000. During 1999, an additional $1,890,000 provision for value impairment was recorded at the
Sycamore Mall property, of which the Partnerships share was $477,655.   As a
result of the inability to find new tenants, the Sycamore Mall property was unable to meet its financial obligations and beginning in October of 1999, payments to the lender were halted. This resulted in a default of the loan terms and on March 13, 2000, title to the land buildings and improvements as well as the other assets and liabilities of the property was transferred to the lender in consideration of a discharge of the mortgage loan.

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

          Notes to Consolidated Financial Statements - Continued

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the three months ended March 31, 2000 and 1999 is summarized as follows:

                                          	2000   	   2000      1999      1999
	                                          GAAP        Tax      GAAP       Tax
	                                          Basis      Basis     Basis     Basis
Net loss	                                (36,626) 	(744,551) 	(76,758)	 (51,750)

Net loss per limited partnership unit	     (1.77)   	(36.01)   	(3.71)   	(2.50)

     The net loss per limited partnership unit presented is based on the weighted limited partnership units outstanding at the end of each period (20,468.5).

     Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements the Partnership's policy is to consider all such investments, with an original maturity of three months or less, (none held as of March 31, 2000 or December 31, 1999) as cash equivalents.

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

                      FIRST DEARBORN INCOME PROPERTIES L.P.
                             (a limited partnership)
                            and Consolidated Ventures

             Notes to Consolidated Financial Statements - Continued


(2)  Venture Agreements

      The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $7,685,642 through March 31, 2000. The Partnership has acquired, through these ventures, interests in two shopping centers and an office building partnership.

(3) Disposition of Sycamore Mall

     In March 2000, title to the land buildings and improvements as well as the other assets and liabilities of the Sycamore Mall property was transferred to the lender in consideration of a discharge of the mortgage loan. Total consideration from the lender was $4,741,517. The outstanding mortgage balance was $4,258,224 and there was $453,293 of accrued interest, prepayment penalties and other costs associated with the transfer. All operating liabilities and assets were also assumed as a part of this transaction. This disposition resulted in a net gain of $9,828 to the Partnership. No net cash flow was realized from this disposition.

(4)  Transactions with Affiliates

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the three months ended March 31, 2000 and 1999 are as follows:

                                                                  	   	Unpaid at
                                                                     		March 31,
                                                       2000    	1999    	2000
Non-accountable expense reimbursement                     	-     	-   	305,257
Reimbursement (at cost) for administrative services   	2,636      -	     7,979
                                                   	   2,636     	-   	313,236


(5)  Adjustments

    In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 2000 and 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     At March 31, 2000, the Partnership had cash and cash equivalents of $321,159 which will be utilized for working capital requirements. This is $90,474 more than the $230,685 balance at December 31, 1999. Net cash provided by operations was $160,134 during the three months ended March 31, 2000 as compared to a utilization of $92,460 of cash from operating activities during the three months ended March 31, 1999. The Partnership has not made a distribution to the Limited Partners since 1998.

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


Results of Operations

     For the three month periods ended March 31, 2000 and March 31, 1999 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures - Vero Beach Associates and Downers Grove Building Partnership. The effect of all transactions between the Partnership and the Ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Sycamore Mall Associates.

     In March 2000, title to the land buildings and improvements as well as the other assets and liabilities of the Sycamore Mall property was transferred to the lender in consideration of a discharge of the mortgage loan. Total consideration from the lender was $4,741,517. The outstanding mortgage balance was $4,258,224 and there was $453,293 of accrued interest, prepayment penalties and other costs associated with the transfer. All operating liabilities and assets were also assumed as a part of this transaction. This disposition resulted in a net gain of $9,828 to the Partnership. No net cash flow was realized from this disposition.

      Rental income for the three month period ended March 31, 2000 as compared to the three month period ended March 31, 1999 is primarily unchanged. Occupancy at the Vero Beach property and the Downers Grove property have remained relatively stable.

     The $9,093 (44%) increase in tenant charges income for the three months ended March 31, 2000 as compared to the three month period ended March 31, 1999 is attributable to a reserve which was established for tenant charges in the prior year. K-Mart is disputing the calculation of the amount of expenses which are recoverable at the Vero Beach property.

      The $2,971 (24%) decrease in interest income for the three months ended March 31, 2000 as compared to the three month period ended March 31, 1999 is to the interest earned on the annuities purchased in connection with the lease buy out in 1994 at the Downers Grove property. As payments have been made from the annuities, there is a reducing amount remaining upon which interest is earned.

     The $22,709 (37%) increase in property operating expense for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 is primarily attributable to legal fees incurred at Indian River Plaza. These legal fees relate to the litigation against K-Mart for the disputed tenant charges.

     The $7,050 (4%) decrease in interest expense for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 is attributable to reductions in the outstanding balance of the mortgage indebtedness at the Vero Beach and Downers Grove properties.

     Depreciation expense decreased $11,210 (9%) from $126,841 during the three months ended March 31, 1999 to $115,631 during the three months ended March 31, 2000. This decrease results from certain assets becoming fully depreciated during 1999.

     The $5,765 (44%) decrease in general and administrative expense for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 is attributable to a delay in the payment of professional fees for the annual audit and tax return preparation. Further, the Partnership has continued to reduce overhead and administrative expenses.

                                 OCCUPANCY

     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                              at        at         at         at         at
                           03/31/99  06/30/99   09/30/99   12/31/99   03/31/00
Indian River Plaza
Vero Beach, FL                98%       99%       100%        98%        98%

Downers Grove Building
Downers Grove, IL            100%      100%       100%       100%       100%

Sycamore Mall
Iowa City, Iowa               47%       44%        44%        44%       n/a%

Part II - OTHER INFORMATION



Items 1, 2, 3, 4, and 5 of Part II are omitted because of the absence of conditions under which they are required.


Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits

     None

b)   Reports on Form 8-K

     Form 8-K reporting the disposition of the Sycamore Mall property was filed on March 23, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				FIRST DEARBORN INCOME PROPERTIES L.P.
				(Registrant)


				By:  FDIP, Inc.
				(Managing General Partner)




    May 21, 2000		By:  /s/ Robert S. Ross
	                      President
	                  			(Principal Executive Officer)



    May 21, 2000		By:  /s/ Bruce H. Block
				                   Vice President
		                  		(Principal Financial Officer)