Form 10-Q
period 2000-06-30
FIRST DEARBORN INCOME PROPERTIES LP
filed 2000-08-14
CIK 806182

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


                                FORM 10-Q


              [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2000

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


Units outstanding as of June 30, 2000:  20,468.5

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

                               Balance Sheets

                      June 30, 2000 and December 31, 1999
                                 (Unaudited)

                                    Assets
                                               		June 30,        	December 31,
		                                                 2000  	              1999
Current assets:
    	Cash and cash equivalents (note 1)       	 433,064	               230,685
     Rents and other receivables               	442,433               	420,962
     Due from affiliates                        	18,793                	17,193
     Prepaid expense                             	    -           	      8,454
          Total current assets                  894,290	               677,294

Investment property, at cost (note 1):
     Land                                    	2,233,114             	2,233,114
     Building                               	15,407,591	            15,407,591
                                           		17,640,705	            17,640,705
     Less accumulated depreciation	          (6,991,636)	           (6,760,373)
Total properties held for investment        	10,649,069            	10,880,332

Investment in unconsolidated venture                 	-                	(9,828)
Deferred rents receivable	                      641,721               	933,974
Deferred loan costs	                            199,158	               206,531

     Total assets	                           12,384,238            	12,688,303



See accompanying notes to the financial statements.

                    FIRST DEARBORN INCOME PROPERTIES L.P.
                          (a limited partnership)
                         and Consolidated Ventures

                              Balance Sheets

                    June 30, 2000 and December 31, 1999
                               (Unaudited)


                 Liabilities and Partners' Capital Accounts
                                                	June 30,         	December 31,
                                       	           2000	              1999
Current liabilities:
     Accounts payable and accrued expenses	       103,443	             125,108
     Due to affiliates (note 3)	                  388,986             	375,986
     Accrued interest	                             38,500	              39,539
     Current portion of long-term debt	           406,960	             387,476
Total current liabilities	                        937,889	             928,109

Long-term debt                                 	7,304,651           	7,517,873
Venture partners' equity
    in consolidated venture (note 2)           	1,099,769           	1,117,020
Deposits                          	                21,761	              18,769
     Total long-term liabilities            	   8,426,181           	8,653,662

     Total liabilities                        	 9,364,070          	 9,581,771

Partners' capital accounts (deficits):
     General partners:
          Cumulative net loss             	       (24,289)	            (23,425)
                                          	       (24,289)      	      (23,425)
     Limited partners:
          Capital contributions	                8,800,461           	8,800,461
          Cumulative net loss                 	(2,397,100)         	(2,311,600)
          Cumulative cash distributions	       (3,358,904)         	(3,358,904)
                                            	   3,044,457	           3,129,957

      Total partners' capital accounts	         3,020,168	           3,106,532

Commitments and contingencies (note 2)

      Total Liabilities and Partners' Capital	 12,384,238	          12,688,303

See accompanying notes to the financial statements.

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

                     Consolidated Statement of Operations

                  Three months ended June 30, 2000 and 1999

(Unaudited)

                                                  2000	                 1999
Revenues:
     Rental income                            	 294,164               	290,254
     Tenant charges                             	29,680                	20,742
     Interest income                              9,289                	11,977

          Total revenues                     	  333,133               	322,973

Expenses:
     Property operating expenses                	72,729                	78,675
     Interest                                  	170,108               	180,885
     Depreciation                              	115,632               	126,842
     Amortization                                	3,718                 	3,656
     General and administrative expenses      	  27,135            	    44,838

          Total expenses                     	  389,322               	434,896

Operating loss                                 	(56,189)             	(111,923)

Partnership's share of operations
  of unconsolidated ventures                         	-	               (14,911)

Venture partner's share of consolidated
  venture's operations (note 1)             	     6,451	                 1,619

Net income (loss)                           	   (49,738)            	 (125,215)

Net income (loss) per limited partnership unit    (2.41)	                (6.06)

Cash distribution per limited partnership unit     0.00	                  0.00

See accompanying notes to the financial statements.

                    FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

                    Consolidated Statement of Operations

                  Six months ended June 30, 2000 and 1999

                               (Unaudited)

                                           	       2000	                 1999
Revenues:
     Rental income                            	 586,486               	581,727
     Tenant charges                             	59,365	                41,334
     Interest income                             18,542                	24,201

          Total revenues                     	  664,393	               647,262

Expenses:
     Property operating expenses               	156,863               	140,100
     Interest                                  	343,605               	361,432
     Depreciation                              	231,263               	253,683
     Amortization                                	7,373                 	7,311
     General and administrative expenses         34,399	                57,867

          Total expenses                     	  773,503               	820,393

Operating loss                                	(109,110)             	(173,131)

Partnership's share of operations
  of unconsolidated ventures                     	9,828               	(32,981)

Venture partner's share of consolidated
  venture's operations (note 1)            	     12,918                 	4,139

Net income (loss)                           	   (86,364)            	 (201,973)

Net income (loss) per limited partnership unit    (4.18)	                (9.77)

Cash distribution per limited partnership unit     0.00	                  0.00

See accompanying notes to the financial statements.

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

                     Consolidated Statements of Cash Flows

                    Six months ended June 30, 2000 and 1999
                                 (Unaudited)

                                              	     2000	               1999
Cash flows from operating activities:
  Net income (loss)                              	(86,364)           	(201,973)
  Items not requiring (providing)
        cash or cash equivalents:
     Depreciation                                	231,263             	253,683
     Amortization                                  	7,373               	7,311
     Partnership's share of operations of
           unconsolidated venture                 	(9,828)             	32,981
     Venture partners' share of
           consolidated venture's operations     	(17,251)           	(138,674)

  Changes in:
     Rents and other receivables                 	(23,071)            	(21,152)
     Prepaid expenses                              	8,454               	8,767
     Deferred rents receivable                   	292,253             	129,016
     Accounts payable and accrued expenses	       (22,704)	            (42,230)
     Due to affiliates                            	13,000	              (3,816)
     Tenant deposits                              	 2,992	                   -
Net cash provided by operating activities        	396,117              	23,915

Cash flows from financing activities:
     Distributions to limited partners                 	-                   	-
     Payment of deferred loan costs                    	-              	(4,501)
     Principal payments on long-term debt	       (193,738)	            (47,262)
Net cash used in financing activities           	(193,738)           	 (51,763)

Net increase (decrease) in
     cash and cash equivalents	                   202,379             	(27,848)

See accompanying notes to the financial statements.

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

                  Notes to Consolidated Financial Statements

                           June 30, 2000 and 1999

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

(1)  Basis of Accounting

     For the three and six month periods ended June 30, 2000 and June 30, 1999 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures - Vero Beach Associates and Downers Grove Building Partnership (the "Ventures"). The effect of all transactions between the Partnership and the Ventures has been eliminated.

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

                    FIRST DEARBORN INCOME PROPERTIES L.P.
                          (a limited partnership)
                         and Consolidated Ventures

           Notes to Consolidated Financial Statements - Continued

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the six months ended June 30, 2000 and 1999 is summarized as follows:

	                                    2000	   	   2000        1999        1999
	                                    GAAP     	   Tax  	     GAAP         Tax
	                                    Basis      Basis       Basis       Basis
Net loss	                          (86,364)  	(781,177)  	(201,973)  	(150,000)

Net loss per
 limited partnership unit	           (4.18)    	(37.78)     	(9.77)     	(7.26)

The net loss per limited partnership unit presented is based on the weighted limited partnership units outstanding at the end of each period (20,468.5).

     Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements the Partnership's policy is to consider all such investments, with an original maturity of three months or less, (none held as of June 30, 2000 or December 31, 1999) as cash equivalents.

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

                    FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

           Notes to Consolidated Financial Statements - Continued


(2)  Venture Agreements

      The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $7,685,642 through June 30, 2000. The Partnership has acquired, through these ventures, interests in two shopping centers and an office building partnership.

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

(4)  Transactions with Affiliates

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the six months ended June 30, 2000 and 1999 are as follows:

                                                                     Unpaid at
                                                                       June 30,
                                                   2000       1999        2000
     Non-accountable expense reimbursement            -        -       305,257
     Reimbursement for administrative services    2,500        -         9,229
                                                  2,500        -       314,486


(5)  Adjustments

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 2000 and 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     At June 30, 2000, the Partnership had cash and cash equivalents of $433,064 which will be utilized for working capital requirements. This is $202,379 more than the $230,685 balance at December 31, 1999. Net cash provided by operations was $396,117 during the three months ended three and six month periods ended June 30, 2000 as compared to $23,915 during the six months ended June 30, 1999. The Partnership has not made a distribution to the Limited Partners since 1998.

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


Results of Operations

     For the three and six month periods ended June 30, 2000 and June 30, 1999 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures - Vero Beach Associates and Downers Grove Building Partnership. The effect of all transactions between the Partnership and the Ventures has been eliminated.

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

      Rental income for the six month period ended June 30, 2000 as compared to the six month period ended June 30, 1999 is primarily unchanged. Occupancy at the Vero Beach property and the Downers Grove property have remained relatively stable.

     The $18,031 (44%) increase in tenant charges income for the six months ended June 30, 2000 as compared to the six month period ended June 30, 1999 is attributable to a reserve which was established for tenant charges in the prior year. K-Mart is disputing the calculation of the amount of expenses which are recoverable at the Vero Beach property.

      The $5,659 (23%) decrease in interest income for the six months ended June 30, 2000 as compared to the six month period ended June 30, 1999 is to the interest earned on the annuities purchased in connection with the lease buy out in 1994 at the Downers Grove property. As payments have been made from the annuities, there is a reducing amount remaining upon which interest is earned.

     The $16,763 (12%) increase in property operating expense for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 is primarily attributable to legal fees incurred at Indian River Plaza. These legal fees relate to the litigation against K-Mart for the disputed tenant charges.

     The $17,827 (5%) decrease in interest expense for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 is attributable to reductions in the outstanding balance of the mortgage indebtedness at the Vero Beach and Downers Grove properties.

     Depreciation expense decreased $11,210 (9%) from $126,841 during the three months ended March 31, 1999 to $115,631 during the six months ended June 30, 2000. This decrease results from certain assets becoming fully depreciated during 1999.

     The $23,468 (41%) decrease in general and administrative expense for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 is attributable to a delay in the payment of professional fees for the annual audit and tax return preparation. Further, the Partnership has continued to reduce overhead and administrative expenses.

                                  OCCUPANCY

     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                          at       at       at        at       at       at
                       3/31/99  6/30/99  9/30/99  12/31/99  3/31/00  6/30/00
Indian River Plaza
Vero Beach, FL             98%      99%     100%       98%      98%      98%

Downers Grove Building
Downers Grove, IL         100%     100%     100%      100%     100%     100%

Sycamore Mall
Iowa City, Iowa            47%      44%      44%       44%      n/a      n/a

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



				FIRST DEARBORN INCOME PROPERTIES L.P.
				(Registrant)


				By:  FDIP, Inc.
    				(Managing General Partner)




August 14, 2000		By:  /s/ Robert S. Ross
                         	President
		                     		(Principal Executive Officer)




August 14, 2000		By:  /s/ Bruce H. Block
                      				Vice President
		                     		(Principal Financial Officer)