Form 10-Q
period 2000-09-30
FIRST DEARBORN INCOME PROPERTIES LP
filed 2001-03-20
CIK 806182

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q


             [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000

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


Units outstanding as of September 30, 2000:  20,468.5

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

                               Balance Sheets

                    September 30, 2000 and December 31, 1999
                                 (Unaudited)

                                    Assets
                                              		September 30,    	December 31,
		                                                      2000             1999

Current assets:
    	Cash and cash equivalents (note 1)       	      386,967          	230,685
     Rents and other receivables                    	478,422          	420,962
     Due from affiliates                             	18,793           	17,193
     Prepaid expense                             	    11,569      	      8,454
          Total current assets                    	  895,751    	      677,294

Investment property, at cost (note 1):
     Land                                         	2,233,114        	2,233,114
     Building                                    	15,407,591      	 15,407,591
	                                                	17,640,705      	 17,640,705
     Less accumulated depreciation	               (7,105,474)	      (6,760,373)
Total properties held for investment             	10,535,231       	10,880,332

Investment in unconsolidated venture                      	-           	(9,828)
Deferred rents receivable                           	676,101          	933,974
Deferred loan costs	                                 195,473	          206,531

     Total assets	                                12,302,556       	12,688,303



See accompanying notes to the financial statements.

                    FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

                               Balance Sheets

                   September 30, 2000 and December 31, 1999
                                 (Unaudited)


                  Liabilities and Partners' Capital Accounts
                                               	September 30,     	December 31,
                                                  	     2000	             1999
Current liabilities:
     Accounts payable and accrued expenses	          154,393          	125,108
     Due to affiliates (note 3)	                     369,757          	375,986
     Accrued interest	                                45,314           	39,539
     Current portion of long-term debt	              407,960         	 387,476
Total current liabilities	                           977,424         	 928,109

Long-term debt                                    	7,232,809        	7,517,873
Venture partners' equity in
     consolidated venture (note 2)                	1,094,796        	1,117,020
Deposits                          	                   12,724	           18,769
     Total long-term liabilities               	   8,340,329        	8,653,662

     Total liabilities                           	 9,317,753	        9,581,771

Partners' capital accounts (deficits) (note 1):
     General partners:
          Cumulative net loss        	               (24,642)	         (23,425)
                                                     (24,642)	         (23,425)
     Limited partners:
          Capital contributions	                   8,800,461        	8,800,461
          Cumulative net loss                    	(2,432,112)      	(2,311,600)
          Cumulative cash distributions          	(3,358,904)      	(3,358,904)
                                                   3,009,445	        3,129,957

      Total partners' capital accounts	            2,984,803	        3,106,532

Commitments and contingencies (note 2)

      Total Liabilities and Partners' Capital	    12,302,556	       12,688,303

See accompanying notes to the financial statements.

                    FIRST DEARBORN INCOME PROPERTIES L.P.
                          (a limited partnership)
                         and Consolidated Ventures

                    Consolidated Statement of Operations

               Three months ended September 30, 2000 and 1999

                               (Unaudited)

                                              	       2000	               1999
Revenues:
     Rental income                                 331,231	            289,811
     Tenant charges                                	29,680             	20,826
     Interest income                             	  (1,810)             	1,510

          Total revenues                        	  359,101            	312,147

Expenses:
     Property operating expenses                   	57,209	             52,645
     Interest                                     	172,647	            181,397
     Depreciation                                 	113,838	            122,984
     Amortization                                   	3,685              	3,655
     General and administrative expenses       	    43,394	             20,646

          Total expenses                           390,773            	381,327

Operating loss                                    	(31,672)	           (69,180)

Partnership's share of operations
  of unconsolidated ventures                            	-            	(26,937)

Venture partner's share of consolidated
  venture's operations (note 1)               	     (3,693)	             4,503

Net income (loss)                           	      (35,365)          	 (91,614)

Net loss per limited partnership unit  (note 1) 	    (1.73)	             (4.43)

Cash distribution per limited partnership unit        0.00	               0.00

See accompanying notes to the financial statements.

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

                     Consolidated Statement of Operations

                 Nine months ended September 30, 2000 and 1999

                                 (Unaudited)

                                                  	      2000	            1999
Revenues:
     Rental income                            	       917,717         	871,538
     Tenant charges                                   	89,045	          62,160
     Interest income                             	     16,732	          25,711

          Total revenues                         	  1,023,494         	959,409

Expenses:
     Property operating expenses                     	214,072	         192,745
     Interest                                        	516,252	         542,839
     Depreciation                                    	345,101	         376,667
     Amortization                                     	11,058	          10,966
     General and administrative expenses      	        77,793	          78,513

          Total expenses                         	  1,164,276       	1,201,730

Operating loss                                      	(140,782)       	(242,321)

Partnership's share of operations
  of unconsolidated ventures                           	9,828         	(59,918)

Venture partner's share of consolidated
  venture's operations (note 1)                 	       9,225           	8,642

Net income (loss)                           	        (121,729)      	 (293,597)

Net loss per limited partnership unit  (note 1) 	       (5.95)	         (14.20)

Cash distribution per limited partnership unit  	        0.00	            0.00

See accompanying notes to the financial statements.

                    FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

                    Consolidated Statements of Cash Flows

                 Nine months ended September 30, 2000 and 1999
                                 (Unaudited)

                                                 	        2000	           1999
Cash flows from operating activities:
  Net income (loss)                                  	(121,729)      	(293,597)
  Items not requiring (providing) cash
                   or cash equivalents:
     Depreciation	                                     345,101	        376,667
     Amortization                                      	11,058	         10,966
     Partnership's share of operations of
           unconsolidated venture	                      (9,828)	        59,918
     Venture partners' share of
           consolidated venture's operations	          (22,224)      	(110,975)

  Changes in:
     Rents and other receivables                      	(57,460)	       (43,383)
     Prepaid expenses                                  	(3,115)	         8,767
     Deferred rents receivable                        	257,873	        211,529
     Accounts payable and accrued expenses	             35,060	        (24,329)
     Due to affiliates                                 	(7,829)        	(3,863)
     Tenant deposits	                                   (6,045)	             -
Net cash provided by (used in) operating activities	   420,862        	191,700

Cash flows from financing activities:
     Distributions to limited partners                      	-              	-
     Payment of deferred loan costs	                         -	         (6,750)
     Principal payments on long-term debt	            (264,580)     	 (262,474)
Net cash used in financing activities                	(264,580)	      (269,224)

Net increase (decrease) in cash
           and cash equivalents	                       156,282        	(77,524)

See accompanying notes to the financial statements.

                   FIRST DEARBORN INCOME PROPERTIES L.P.
                          (a limited partnership)
                         and Consolidated Ventures

                 Notes to Consolidated Financial Statements

                        September 30, 2000 and 1999

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

(1)  Basis of Accounting

     For the three and nine month periods ended September 30, 2000 and June 30, 1999 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures - Vero Beach Associates and Downers Grove Building Partnership (the "Ventures"). The effect of all transactions between the Partnership and the Ventures has been eliminated.

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

                     FIRST DEARBORN INCOME PROPERTIES L.P.
                           (a limited partnership)
                          and Consolidated Ventures

            Notes to Consolidated Financial Statements - Continued

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the nine month periods ended September 30, 2000 and June 30, 1999 is summarized as follows:

                                        	2000	     2000        1999      1999
	                                        GAAP   	   Tax        GAAP       Tax
	                                       Basis  	   Basis      Basis      Basis
Net loss	                             (121,729) 	(800,000) 	(293,597) 	(220,000)

Net loss per limited partnership unit	   (5.95)   	(38.69)   	(14.20)   	(10.64)

The net loss per limited partnership unit presented is based on the weighted limited partnership units outstanding at the end of each period (20,468.5).

     Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements the Partnership's policy is to consider all such investments, with an original maturity of three months or less, (none held as of September 30, 2000 or December 31, 1999) as cash equivalents.

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

FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

Notes to Consolidated Financial Statements - Continued


(2)  Venture Agreements

      The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $7,685,642 through September 30, 2000. The Partnership has acquired, through these ventures, interests in two shopping centers and an office building partnership.

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

(4)  Transactions with Affiliates

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the nine month periods ended September 30, 2000 and June 30, 1999 are as follows:

                                                                       Unpaid at
                                                                       Sept 30,
                                                   2000      1999         2000
Non-accountable expense reimbursement                 -        -       305,257
Reimbursement for administrative services         2,500        -         9,229
                                                  2,500        -       314,486


(5)  Adjustments

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 2000 and 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     At September 30, 2000, the Partnership had cash and cash equivalents of $386,967 which will be utilized for working capital requirements. This is $156,282 more than the $230,685 balance at December 31, 1999. Net cash provided by operations was $420,862 during the nine month period ended September 30, 2000 as compared to $191,700 during the nine months ended September 30, 1999. The Partnership has not made a distribution to the Limited Partners since 1998.

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


Results of Operations

     For the three and nine month periods ended September 30, 2000 and September 30, 1999 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures - Vero Beach Associates and Downers Grove Building Partnership. The effect of all transactions between the Partnership and the Ventures has been eliminated.

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

      Rental income for the nine month period ended September 30, 2000 as compared to the nine month period ended September 30, 1999 increased $46,179 primariliy as a result of increases in rental income at Vero Beach. Occupancy at the Vero Beach property and the Downers Grove property have remained relatively stable.


     The $26,885 (43%) increase in tenant charges income for the nine months ended September 30, 2000 as compared to the nine month period ended September 30, 1999 is attributable to a reserve which was established for tenant charges in the prior year. K-Mart is disputing the calculation of the amount of expenses which are recoverable at the Vero Beach property.

      The $8,979 (35%) decrease in interest income for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 is to the interest earned on the annuities purchased in connection with the lease buy out in 1994 at the Downers Grove property. As payments have been made from the annuities, there is a reducing amount remaining upon which interest is earned.

     The $21,327 (11%) increase in property operating expense for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 is primarily attributable to legal fees incurred at Indian River Plaza. These legal fees relate to the litigation against K-Mart for the disputed tenant charges.

     The $17,827 (5%) decrease in interest expense for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 is attributable to reductions in the outstanding balance of the mortgage indebtedness at the Vero Beach and Downers Grove properties.

     Depreciation expense decreased $31,566 (8%) from $376,667 during the nine months ended September 30, 1999 to $345,101 during the nine months ended September 30, 2000. This decrease results from certain assets becoming fully depreciated during 1999.

OCCUPANCY

     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                             at        at        at        at        at        at        at
                          03/31/99  06/30/99  09/30/99  12/31/99  03/31/00  06/30/00  09/30/00
Indian River Plaza
Vero Beach, FL               98%       99%      100%       98%       98%       98%       98%


Downers Grove Building
Downers Grove, IL           100%      100%      100%      100%      100%      100%      100%


Sycamore Mall
Iowa City, Iowa              47%       44%       44%       44%       n/a       n/a       n/a

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



				FIRST DEARBORN INCOME PROPERTIES L.P.
				(Registrant)


   				By:  FDIP, Inc.
       				(Managing General Partner)




November 14, 2000		By:  /s/ Robert S. Ross
                       	President
                   				(Principal Executive Officer)




November 14, 2000		By:  /s/ Bruce H. Block
                    				Vice President
			                   	(Principal Financial Officer)