Form 10-K
period 2000-12-31
FIRST DEARBORN INCOME PROPERTIES LP
filed 2002-03-29
CIK 806182

FIRST DEARBORN INCOME PROPERTIES L.P.
154 West Hubbard Street, Suite 250
Chicago, IL  60610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

     Net of offering costs, Limited Partners have contributed a total of $8,800,461 to the Partnership. The Partnership is engaged solely in the business of real estate investment. It is the Partnership's objective to realize cash flow from operations and appreciation in the value of the real estate. The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners.
Pursuant to such agreements, the Partnership has made capital contributions aggregating $7,685,642 through December 31, 2000. The Partnership has acquired, through these ventures, interests in two shopping centers and an office building. No investments have been made since 1990. On March 13, 2000, the Sycamore Mall property was deeded to the lender in lieu of threatened foreclosure. As of December 31, 2000, the Partnership had made the real property investments set forth in the following table:

	Name, Type of Property 		Date of 	  Type of
	       and Location          	      Size      	Purchase	Ownership
	Indian River Plaza	 147,111 S.F. 	11/30/86	99.9% interest in a
	Shopping Center    			partnership that
has
	Vero Beach, Florida			fee ownership of
land
				and
improvements(a)

	Downers Grove Building   56,449 S.F.	02/01/88	66.7% interest in a
	Office Building			partnership that
has
	Downers Grove, Illinois			fee ownership of
land
				and
improvements(a)

	Sycamore Mall	240,206 S.F.	10/26/90	25.2% interest in a
	Shopping Center		disposition	partnership that
had
	Iowa City, Iowa 		March 2000	fee ownership of
land
				and improvements

     (a) Reference is made to Note 3 of Notes to Consolidated Financial Statements filed with this annual report for the current outstanding principal balance and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

Note: "S.F." represents the amount of rentable square feet area in each of the properties.

During the past five years, operations at two of the Partnership's three properties have provided sufficient cash flow to meet the obligations of the Partnership. Since the forth quarter of 1998, the Sycamore Mall property had experienced significant vacancy. A larger shopping mall opened in the market area and has made it difficult to find tenants for the property. As a result of the inability to find new tenants, the property was unable to meet its financial obligations and beginning in October of 1999, payments to the lender were halted. This resulted in a default of the loan terms and in March 2000, the property was deeded to the lender in lieu of threatened foreclosure.



Indian River Plaza represents the most significant investment made by the Partnership. A total of $4,710,642 has been invested by the Partnership which represents 61% of the Partnership's real estate investments. Since acquiring the Indian River Plaza investment in 1986, the Partnership has received cash distributions of $1,446,028 from Indian River Plaza. The Downers Grove building represents an investment of $1,900,000 or 25% of the Partnership's real estate investments. Since acquiring the Downers Grove investment in 1988, the Partnership has received distributions of $1,757,143. Sycamore Mall accounted for $1,075,000 or 14% of the Partnership's real estate investments. Since acquiring the Sycamore Mall investment in 1990, the Partnership had received distributions of $853,007.

The major tenants at Indian River Plaza are K Mart and Publix, which occupy approximately 56% and 25%, respectively, of the property's net leaseable area. As of December 31, 2000, the property has an occupancy level of 98%. The first mortgage debt was refinanced in 1997, and it is anticipated that the Vero Beach property will be able to produce enough cash flow to meet its obligations.

The Downers Grove Building is a single tenant building with a lease to a subsidiary of Amoco Oil, which expires in 2004. The original tenant at Downers Grove vacated in 1994, however, it was replaced immediately.
It is anticipated that the Downers Grove property will be able to produce enough cash flow to meet its obligations.

In March 2000, title to the Sycamore Mall property was transferred to the lender in consideration of the entire mortgage balance including accrued interest.

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

	Indian River Plaza,
	Vero Beach, Florida	2000	1999	1998
	Total revenue	$  789,623	806,117	 747,490
	Operating profit (loss)	(213,575)	(106,975)	(207,583)
	Total assets	5,281,025	5,528,643	5,827,472
	Mortgage indebtedness	4,257,475	4,362,528	4,458,494

	Downers Grove Building
	Downers Grove, Illinois	2000	1999	1998
	Total revenue	487,430	495,545	504,827
	Operating profit (loss)	(75,416)	(88,053)	(157,330)
	Total assets	6,120,689	6,572,749	6,943,722
	Mortgage indebtedness	3,282,367	3,542,821	3,823,915

	Sycamore Mall,
	Iowa City, Iowa	2000	1999	1998
	Total revenue	-	1,185,202	1,515,937
	Operating profit (loss)	-	(2,136,404)	(1,010,483)
	Total assets	-	4,266,654	6,484,454
	Mortgage indebtedness	-	4,258,224	4,408,025

The Partnership has no employees and is largely dependent on the General Partners and their affiliates for services. A description of the terms of transactions between the Partnership and affiliates of the General Partners is set forth in Item 11 below to which reference is hereby made.




Vero Beach Associates
On November 30, 1986, the Partnership purchased an interest in Indian
River Plaza, a 147,111 gross leaseable square foot shopping center on U.S. Highway 1 in Vero Beach, Florida. The Partnership's ownership of Indian River Plaza was effected through its 1% partnership interest in Vero Beach Associates (the "Operating Partnership") which holds fee title to the property. An affiliate of the Managing General Partner purchased the remaining 99% interest in the Operating Partnership. In May 1987, upon the sale of a sufficient number of Units, the Partnership made an additional capital contribution to increase its interest in the Operating Partnership. At December 31, 2000, the Partnership had made capital contributions aggregating $4,710,642 to the Operating Partnership. The Partnership's interest in the cash distributions and allocations for Federal income tax purposes of all losses of the Operating Partnership and of profits of the Operating Partnership from the sale or refinancing of the property is 99.9%, and its interest in the allocation of profits from operations of the Operating Partnership for Federal income tax purposes is 98%. The Partnership has consolidated the assets and operations of the Vero Beach Associates as of and for the years ended December 31, 2000, 1999 and 1998.

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


Downers Grove Building Partnership
    The Partnership has contributed a total of $1,900,000 to, and owns a 66-2/3% interest in, Downers Grove Building Partnership (the "Building Partnership"). The remaining 33-1/3% interest in the Building Partnership is held by a non-affiliate of the General Partners. The Building Partnership owns a 56,449 square foot two-story office and laboratory building (the "Downers Grove Building"). The Partnership has consolidated the assets and operations of the Building Partnership as of and for the years ended December 31, 2000, 1999 and 1998.

     The Downers Grove Building has been 100% occupied for more than the last five years. The current tenant is a subsidiary of Amoco Oil, and is obligated under the lease until 2004. The Downers Grove Building was originally leased to Reichhold Chemicals, Inc. ("Reichhold"), on a 15 year triple net lease, which provided for bi-annual escalations of 8%, and expiration on February 2, 2002. In November 1994, Reichhold vacated the Downers Grove Building. In connection with the termination of its lease, two annuity contracts were purchased by Reichhold in the amount of $2,500,000. The annuity contracts were subsequently assigned to the Building Partnership to collateralize payment of the lease termination fee. The annuity contracts provide for payments beginning December 1, 1994, through November 1, 2001. The total principal payments to be received from the annuities in 2001 aggregate $218,502 and are included in rents and other receivables. During 2000 and 1999, the Building Partnership recognized $20,480 and $33,556, respectively, of interest income relating to the annuity contracts. The total amount of the annuity contracts was determined based on negotiations with Reichhold and the lender on the property. Reichhold had been committed under a lease which lasted through 2002, with a provision to terminate the lease early upon payment of a lease termination penalty. Reichhold wanted to terminate the lease and the parties had agreed to allow Reichhold to terminate the lease in exchange for a total payment of $2,500,000. However, the funds were utilized to purchase the annuity contracts. These annuities provide a steady stream of cash flow to supplement the rental income. Together, these amounts are adequate to service the mortgage obligations.

     Income will be recognized from the payment of rent by the current tenant, and interest earned on the balance of the annuity which has not been paid out. Total payments from the annuity in 2000 and 1999 totaled $245,563 and $245,563 respectively, of which $20,480 and $33,556 represented interest income in the respective years while the remainder was treated as payment of rents receivable. The total payments in 2001 are expected to aggregate $225,100 of which $6,598 represents interest.

     Scheduled monthly payments due under the lease are $42,423 through November 2001 and $56,551 from December 2001 through November
2004.

     The Downers Grove Building is managed by an unaffiliated entity under an agreement which will continue in effect from year to year, unless and until terminated, for a management fee of $13,000 per year.



     The Downers Grove Building is located in the western suburbs of Chicago. The west suburban office market contains over 15 million square feet of office space which competes with the property. The market had experienced vacancy rates of over 20% for most of the late 1980's and early 1990's. Market rental rates have been rising over the last several years. The vacancy rate in the area is under 10%. Since the Downers Grove Building has been occupied under long-term leases, the improving market has not affected the current lease income.


Sycamore Mall Associates
     On October 26, 1990, the Partnership contributed $1,075,000 to acquire a 25.24% general partnership interest in Sycamore Mall
Associates, a general partnership formed to acquire the Sycamore Mall Shopping Center in Iowa City, Iowa. The property, situated on an approximate 21.2 acre site, includes a main building containing 213,206 square feet and an out parcel building containing 27,000 square feet. A 14,000 square foot parcel which contains a 4,590 square foot building is under a ground lease. Sycamore Mall Associates acquired the property on October 26, 1990 for a purchase price of $9,400,000. In October
1999, monthly payments to the lender were halted and the lender declared the loan in default. In March 2000, the property was deeded to the lender in lieu of threatened foreclosure.

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

     The Partnership had been unsuccessful in its efforts to find new tenants for the property. Sycamore Mall is located in Iowa City, Iowa. A new 1,000,000 square foot regional mall has opened, which created additional competition for Sycamore Mall. As of December 31, 1999, the property was 44% occupied. Management efforts to find replacement tenants had been unsuccessful. In response to the uncertainty relative to Sycamore Mall Associates ability to recover the net carrying value of Sycamore Mall through future operations and sale, Sycamore Mall Associates, as a matter of prudent accounting practices and for financial reporting purposes, recorded a provision for value impairment in 1998 in the amount of $1,100,000, of which the Partnership's share was $278,000. In 1999, an additional provision for value impairment was recorded in the amount of $1,890,000, of which the Partnership's share was $477,650. In October 1999, the property was unable to meet its obligations for payment under the terms of the first mortgage. The lender declared the loan in default and began foreclosure proceedings. In March 2000, title to the property was transferred to the lender in consideration of the entire mortgage balance including accrued interest.


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


Item 2.  Properties

The Partnership owns, through joint venture partnerships, the properties referred to in Item 1. The three properties that the Partnership has an interest in are described below:

Indian River Plaza
On November 30, 1986, the Partnership purchased an interest in Indian
River Plaza, a 147,111 gross leaseable square foot shopping center on U.S. Highway 1 in Vero Beach, Florida. The Partnership's ownership of Indian River Plaza was effected through its 1% partnership interest in Vero Beach Associates (the "Operating Partnership") which holds fee title to the property. An affiliate of the Managing General Partner purchased the remaining 99% interest in the Operating Partnership. In May 1987, upon the sale of a sufficient number of Units, the Partnership made an additional capital contribution to increase its interest in the Operating Partnership. The Partnership's interest in the cash distributions and allocations for Federal income tax purposes of all losses of the Operating Partnership and of profits of the Operating Partnership from the sale or refinancing of the property is 99.9%, and its interest in the allocation of profits from operations of the Operating Partnership for Federal income tax purposes is 98%. At December 31, 2000, the Partnership had made capital contributions aggregating $4,710,642 to the Operating
Partnership.



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

The major tenants at Indian River Plaza are K Mart and Publix, which occupy approximately 56% and 25%, respectively, of the property's net leaseable area. Occupancy at Indian River Plaza had remained in the 96%
- 100% range for over the past five years. The K Mart lease expires in 2004 and the annual rent is approximately $220,000. In January 2002, K-Mart Corporation filed for Chapter 11 bankruptcy protection. K-Mart has continued to pay rent on the premises but there is no way to determine the future of this lease at this time. The Publix lease was to expire in 1999 and the annual rent was approximately $125,000. A 5 year extension of the lease was entered into which provides for a new termination date of September 30, 2004 at an annual rental of approximately $127,624. In January 2002, Publix gave notice that it intends to vacate the store before the end of the lease term but that it intends to thonor the lease payment terms through the lease termination date. Average total rent received per square foot at the property during the last three years were $5.31 in 2000, $5.48 in 1999 and $5.08 in 1998.

K- Mart disputed the calculation of amounts due for tenant charges, under the lease. The total amount disputed from K-Mart was $123,952 as of December 31, 1999. The Partnership has begun legal proceedings to collect the amounts due. As of December 31, 1999, the Partnership had reserved $123,952 of the amount due from K-Mart. This amount has been charged to operating expenses. During 2000, the dispute was settled in favor of K-Mart. As of December 31, 2000 the Partnership discharged the receivable and the reserve.

The following table illustrates the scheduled lease expirations for Indian River Plaza, over the next ten years:

		# of		% of total
		leases expiring  	square feet  annual rent	annual rent
	2001	-	-	  -	-
	2002	4	21,560	$ 149,740	23%
	2003	3	5,440	$   54,070	8%
	2004	4	121,047	$ 429,653	66%
	2005	1	3,200	$   22,176	3%
	2006	-	-	-	-
	2007	-	-	-	-
	2008	-	-	-	-
	2009	-	-	-	-
	2010	-	-	-	-

Management believes that the Indian River Plaza property has adequate insurance coverage.

Downers Grove Building
The Partnership has contributed a total of $1,900,000 to, and owns a 66-2/3% interest in, Downers Grove Building Partnership (the "Building Partnership"). The remaining 33-1/3% interest in the Building
Partnership is held by a non affiliate of the General Partners. The Building Partnership owns a 56,449 square foot two-story office and laboratory building (the "Downers Grove Building"). The Downers
Grove Building was leased to Reichhold Chemicals, Inc. ("Reichhold"), on a 15 year triple net lease, which provided for bi-annual escalations of 8%, and expiration on February 2, 2002. The Partnership has consolidated the assets and operations of the Building Partnership as of and for the years ended December 31, 2000, 1999 and 1998.

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


Sycamore Mall Associates
The property is a retail shopping center located in Iowa City, Iowa, and is situated on an approximate 21.2 acre site. It includes a main building containing 213,206 square feet and an out parcel building containing
27,000 square feet.  A 14,000 square foot parcel which contains a 4,590
square foot building is under a ground lease.    As a result of the inability
to find new tenants, the property was unable to meet its financial obligations and beginning in October of 1999, payments to the lender were halted. This resulted in a default of the loan terms and on March
13, 2000, title to the land buildings and improvements as well as the other assets and liabilities of the property was transferred to the lender in consideration of a discharge of the mortgage loan. In 1999, Sycamore
Mall Associates recorded a total provision for value impairment of $2,990,000, of which $1,100,000 was recorded in 1998 and $1,890,000 was recorded in 1999.


     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                      1999                 	2000
	       at      at	  at     at      at       at	      at	  at
	03/31	06/30	09/30	12/31	03/31	06/30	09/30	12/31
	Indian River Plaza
	Vero Beach,
	Florida         98%	99%	100%	 98%	98%	98%	98%	98%

	Downers Grove Building
	Downers Grove,
	Illinois        100%	100%	100%	100%	100%	100%	100%	100%

	Sycamore Mall
	Iowa City,
	Iowa	 47%	 44%	 44%	 44%	 44%	 n/a	 n/a	 n/a


Item 3.  Legal Proceedings

     The Partnership is not aware of any material pending legal proceedings to which it or its properties are subject.

Item 4.  Submission of Matters to a Vote of Security Holders

     None



Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

     As of December 31, 2000, there were 1,288 Limited Partners holding 20,468.5 Units. There is no public market for Units and it is not anticipated that a public market for Units will develop. Pursuant to the terms of the Limited Partnership Agreement of the Partnership (the "Partnership Agreement"), there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to the substitution of a Limited Partner.

     Distributions to Limited Partners, through December 31, 2000, have totaled $3,358,904 since the Partnership's formation. This is approximately $164.10 of cash distributions per Unit. Each Unit originally sold for $500 and the offering was closed on November 15, 1988. Reference is made to Item 6 herein for a summary of annual cash distributions, per Unit, made to the Limited Partners.


Item 6.  Selected Financial Data

FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

December 31, 2000, 1999, 1998, 1997 and 1996
(000's) except per share info
(not covered by Independent Auditors' Report)


                               	2000	1999	1998	1997	1996
Total revenues 	$ 1,285	1,310	1,254	1,306	1,360

Operating income (loss)	$  (385)	(283)	(473)	(746)	(383)

Partnership's share of operations of
  unconsolidated venture       	11	(539)	(255)	56	96

Venture partners' share of
  consolidated ventures' operations	      25	      29	52	19	35

Net income (loss)	$ (349)	(793)	(676)	(671)	(287)

Net income (loss) per Unit (a)	$ (16.89) 	(38.34) 	(32.68) 	(32.44)	(12.19)

Total assets	$12,063	12,688	13,960	15,169	16,317

Long-term debt 	$ 7,113	7,518	7,929	8,250	4,102

Cash distributions per Unit (a)	$  0.00	0.00	6.59	7.48	7.50


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

     At December 31, 2000, the Partnership had cash and cash equivalents of $267,249 as compared to $230,685 as of December 31, 1999. The increase in cash and cash equivalents is primarily a result of cash flow used by financing activities and used by investment activities not exceeding cash provided from operations. During 1998, distributions to limited partners were $18,071 ($0.89 per Unit). Distributions to limited partners have been suspended since 1999.

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

     In November 1994, Reichhold vacated the Downers Grove Building.
In connection with the termination of its lease, two annuity contracts were purchased by Reichhold in the amount of $2,500,000. The annuity contracts were subsequently assigned to the Building Partnership to collateralize payment of the lease termination fee. The annuity contracts provide for payments beginning December 1, 1994 through November 1, 2001. The total principal payments to be received from the annuities in 2000 aggregate $218,502 and are included in rents and other receivables. During 2000 and 1999, the Building Partnership recognized $20,480 and $33,556, respectively, of interest income relating to the annuity contracts.

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

     As of October 1, 1997, the Downers Grove property was considered to be held for sale and depreciation was suspended. As of October 1, 1998, the Partnership no longer considered the property held for sale and recorded an adjustment to expense previously suspended depreciation.

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

     In response to the U.S. economy in general and the problems being experienced at the Sycamore Mall property in particular, the Partnership is taking steps to preserve its working capital. Therefore, the Partnership carefully scrutinizes possible discretionary expenditures, particularly as such expenditures relate to the amount of working capital reserves the Partnership has available. By conserving working capital, the Partnership expects to be in a better position to meet future needs of its properties without having to rely on external financing sources.



Results of Operations:

     The results of operations for the years ended December 31, 2000, December 31, 1999 and December 31, 1998 reflect the consolidated operations of the Partnership and its consolidated ventures, Vero Beach Associates (the "Vero Partnership") and Downers Grove Building Partnership (the "Building Partnership") and its equity investment in Sycamore Mall Associates (the "Sycamore Partnership"). The results of operations of the Vero Partnership reflect the operations of the Indian River Plaza Shopping Center. The results of operations of the Building Partnership reflect the operations of the Downers Grove Building. The equity investment in the Sycamore Partnership reflects the Partnership's share of the operations of the Sycamore Mall Shopping Center.


Changes from 1999 to 2000:

     In 2000, the Partnership had a net loss of $349,248 as compared to a net loss of $792,764 in 1999. In 1999 the Partnership recognized an impairment loss of from its investment in Sycamore Mall of $477,650. In 2000 the Partnership disposed of its interest in Sycamore Mall.

     The Partnership's interest income decreased $6,715 (18%) from $37,598 in 1999 to $30,883 in 2000. The decrease is primarily attributable to the decrease in interest earned on the annuity contracts relating to the Downers Grove property. As the annuity contracts have been paid down, the interest income has been reduced on the reduced principal amounts remaining.

     Property operating expenses increased $95,681 (31%) to $402,413 in 2000 from $306,732 in 1999, primarily due to increases in expenses at theVero Beach property. Bad debt expenses in 2000 at Vero Beach totaled $51,457. This relates to receivables which were deemed to be uncollectable.

     Interest expense decreased $29,948 (4%) from $712,155 in 1999 to $682,207 in 2000. The decrease is a result of the reduction in mortgage indebtedness in the amount of $365,507 which occurred throughout the year.

     General and administrative expense decreased $2,943 (3%) from $95,381 in 1999 to $92,438 in 2000. This decrease resulted from a decrease in overhead expenses charged from an affiliate of the General Partner.

     The Partnership's share of operations of unconsolidated venture resulted in a gain of $10,873 in 2000 compared to a loss of $539,228 in 1999. The improvement is attributable to a provision for value impairment which was recorded at Sycamore Mall in 1999. The
Sycamore Mall property was deeded to the lender in 2000 in lieu of threatened foreclosure.


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

     Property operating expenses decreased $19,894 (6%) to $306,732 in 1999 from $326,626 in 1998, primarily as a result of a write down of accounts receivable at the Vero Beach property, during 1998. An allowance for doubtful accounts was established in the amount of $83,519 for expense reimbursements from a tenant. The tenant is disputing the calculation of amounts due to be reimbursed under the lease. Management is continues to evaluate legal action against the tenant.

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


Inflation:

     The Partnership has completed its thirteenth full year of operations. During the last twelve years the annual inflation rate has ranged from 2.0% to 5.4% with an average of 3.6%. The effect which inflation has had on income from operations has been minimal.

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



Item 7a.  Quantitative and Qualitative Disclosures about Market
Rate

     The Partnership has identified interest rate changes as a potential market risk. However, as a majority of the Partnership's long-term debt bears interest at a fixed rate, the Partnership does not believe that it is exposed to market risk relative to interest rate changes.


Item 8.  Financial Statements and Supplementary Data

FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

INDEX

	 Page (s)

Independent Auditors' Report	12
Consolidated Balance Sheets, December 31, 2000 and 1999	13 thru 14
Consolidated Statements of Operations, years ended
  December 31, 2000, 1999 and 1998	15
Consolidated Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 2000, 1999 and 1998	16
Consolidated Statements of Cash Flows,
  years ended December 31, 2000, 1999 and 1998	17
Notes to Consolidated Financial Statements 	18 thru 26

	Schedule
Consolidated Real Estate and Accumulated Depreciation	III

Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or the related notes.


Independent Auditors' Report

The Partners
First Dearborn Income Properties L.P.:

We have audited the accompanying consolidated balance sheet of First Dearborn Income Properties L.P. (a limited partnership) and consolidated ventures as of December 31, 2000, and the related consolidated statements of operations, Partners' capital accounts (deficits) and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The consolidated balance sheet of First Dearborn Income Properties L.P. and consolidated ventures at December 31,1999 and the related consolidated statements of operations, Partners Capital accounts (deficits) and cash flows for the years ended December 31,1999 and 1998, were audited by other auditors whose report dated April 14, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with U. S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Dearborn Income Properties L.P. and consolidated ventures as of December 31, 2000 and the results of their operations and their cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Altschuler, Melvoin and Glasser LLP
Deerfield, Illinois
July 9, 2001
(Except for Note 9, as to which the date is February 11, 2002)



FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

Consolidated Balance Sheets

December 31, 2000 and 1999

Assets

                                              	2000	1999
Current assets:
     Cash and cash equivalents	 $   284,184	230,685
     Rents and other receivables	410,155	420,962
     Due from affiliates	19,071	17,193
     Prepaid expenses	    12,091	    8,454

          Total current assets	725,501	677,294

Investment properties:
     Land 	2,233,114	2,233,114
     Buildings and improvements	15,503,056	15,407,591
	17,736,170	17,640,705
     Less accumulated depreciation	(7,239,264)	(6,760,373)
Total properties held for investment	10,496,906	10,880,332

Investment in unconsolidated venture,
  held for disposition, at equity	-	(9,828)
Deferred rents receivable	648,768	933,974
Deferred loan costs	      191,785	     206,531

Total assets	$ 12,062,960	12,688,303






See accompanying notes to Consolidated Financial Statements.



FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

Consolidated Balance Sheets - Continued

December 31, 2000 and 1999

Liabilities and Partners' Capital Accounts (Deficits)

	2000	1999
Current liabilities:
     Accounts payable and accrued expenses	$    162,514	125,108
     Due to affiliates	400,302	375,986
     Accrued interest	44,035	39,539
     Unearned revenue	71,647	-
     Current portion of long-term debt  	   426,444	   387,476

          Total current liabilities	1,104,942	928,109

Long-term liabilities:
     Long-term debt	7,113,398	7,517,873
     Venture partners' equity in consolidated ventures	1,065,575	1,117,020
     Deposits	      21,761	      18,769
         Total long-term liabilities	8,200,734	8,653,662

          Total liabilities	9,305,676	9,581,771

Partners' capital accounts (deficits):
     General partners - cumulative net loss	    (26,917)	    (23,425)
          Total general partner capital (deficit)	    (26,917)	    (23,425)

     Limited partners (20,468.5 units):
          Capital contributions	8,800,461	8,800,461
          Cumulative net loss	(2,657,356)	(2,311,600)
          Cumulative cash distributions	(3,358,904)	(3,358,904)
           Total limited partner capital	  2,784,201	3,129,957

          Total partners' capital accounts	  2,757,284	3,106,532

Total liabilities and partners' capital	$ 12,062,960	12,688,303

See accompanying notes to Consolidated Financial Statements.



FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

Consolidated Statements of Operations

Years ended December 31, 2000, 1999, and 1998


  	2000	1999	1998
Revenues:
     Rental income	  $ 1,125,145	1,179,430	1,117,753
     Tenant charges	129,194	93,163	86,095
     Interest income   	    30,883	37,598	50,112

          Total revenues	1,285,222	1,310,191	1,253,960

Expenses:
     Property operating expenses 	402,413	306,732	326,626
     Interest	682,207	712,155	742,272
     Depreciation	478,891	464,046	543,322
     Amortization   	14,746	14,746	14,621
     General and administrative expenses	  92,438	  95,381	100,199

          Total expenses	1,670,695	1,593,060	1,727,039

Operating loss	(385,473)	(282,869)	(473,079)

Partnership's share of operations
    of unconsolidated venture 	10,873	(539,228)	(255,045)

Venture partners' share of consolidated
    ventures' operations	     25,352	     29,322	52,438

Net loss 	(349,248)	(792,764)	(675,686)

Net loss per limited partnership unit	$   (16.89)	(38.34)	(32.68)

Cash distribution
   per limited partnership unit  	$       0.00	0.00	6.59




See accompanying notes to Consolidated Financial Statements.



FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

Consolidated Statements of Partners' Capital Accounts (Deficits)

Years ended December 31, 2000, 1999 and 1998

 	General Partners        	 LimitedPartners

	Contributions,		Cash
	Net income	net of 	Net income	distrib-
	(loss)	offering costs	(loss)	utions	Total
Balance (deficit)
at 12/31/1997	(8,740)	8,800,461	(857,835)	(3,223,957)	4,718,669

Net loss	(6,757)	-	(668,929)	-	(668,929)
Cash distributions 	  -	  -	  -	(134,947)	(134,947)

Balance (deficit)
 at 12/31/1998	 (15,497)	8,800,461	(1,526,764)	(3,358,904)	3,914,793

Net loss	(7,928)	-	(784,836)	-	(784,836)
Cash distributions 	     -	     -	     -	     -	     -

Balance (deficit)
 at 12/31/1999	(23,425)	8,800,461	(2,311,600)	(3,358,904)	3,129,957

Net loss	(3,492)	-	(345,756)	-	(345,756)
Cash distributions 	     -	     -	     -	     -	     -

Balance (deficit)
 at 12/31/2000	$(26,917)	8,800,461	(2,657,356)	(3,358,904)	2,784,201









See accompanying notes to Consolidated Financial Statements.



FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

Consolidated Statements of Cash Flows
Years ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Cash flows from operating activities:
  Net loss	$  (349,248)	(792,764)	(675,686)
  Items not requiring cash or cash equivalents:
     Depreciation	478,891	464,046	543,322
     Amortization	14,746	14,746	14,621
     Partnership's share of operations of
       unconsolidated venture	(9,828)	539,228	361,032
     Venture partners' share of consolidated
       ventures' operations	(25,352)	(29,322)	(52,438)

  Changes in:
     Rents and other receivables	10,807	(49,332)	51,237
     Due from affiliates 	(1,878)	(10,259)	(605)
     Prepaid expense	(3,637)	313	5,435
     Deferred rents receivable	285,206	277,862	264,805
     Accounts payable and accrued expenses	37,406	(103,344)	13,303
     Due to affiliates	24,316	69,343	25,461
     Accrued interest	4,496	(9,677)	(5,159)
     Unearned revenue	71,647	-	-
     Deposits	    2,992	1,002	4,336
Net cash provided by operating activities      	540,564	371,842	549,664

Cash flows from investing activities-
  Additions to investment properties	(95,818)	(32,138)	(53,636)

Cash flows from financing activities:
  Payment of deferred loan costs	-	(125)	2,343
  Venture partners' distributions
        from consolidated ventures	(25,740)	(30,334)	(16,609)
  Distributions to limited partners 	-	-	(134,947)
  Principal payments on long-term debt 	(365,507)	(377,060)	(366,942)
Net cash used in financing activities	(391,247)	(407,519)	(516,155)

Net increase (decrease) in
cash and cash equivalents	53,499	(67,815)	(20,127)
Cash and cash equivalents
          at beginning of year	   230,685	   298,500	318,627
          at end of year	$   284,184	230,685	298,500

Supplemental disclosure of cash flow information-
  cash paid for interest       	$677,711	721,832	747,431

See accompanying notes to Consolidated Financial Statements.


FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

Notes to Consolidated Financial Statements

December 31, 2000, 1999 and 1998

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

     For the years ended December 31, 2000, 1999 and 1998, the accompanying Consolidated Financial Statements include the accounts of the Partnership and its Consolidated Ventures - Vero Beach Associates and Downers Grove Building Partnership, and its equity investment in Sycamore Mall Associates. The Partnerships policy is to consolidate the operations of ventures in which it controls more than 50% of the equity interest. The equity method is used to account for ventures in which it controls 50% or less of the equity interest. The effect of all transactions between the Partnership and the Consolidated Ventures has been eliminated.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying Consolidated Financial Statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the books of the Partnership. The net effect of these is as follows:

		(unaudited)		(unaudited)
	2000	2000	1999	1999
	GAAP	Tax	GAAP	Tax
	          Basis	       Basis	        Basis	      Basis
Total assets	$ 12,062,960	2,992,051	12,688,303	4,110,579

Partners' capital accounts (deficits):
    General partners	(26,917)	 (47,587)	(23,425)	 (36,186)
    Limited partners	2,784,201	2,703,372	3,129,957	3,832,076

Net loss:
  General partners	(3,492)	(11,401)	(7,928)	(3,801)
  Limited partners	(345,756)	(1,128,704)	(784,836)	(376,252)

Net loss per
   limited partnership unit	$      (16.89)	  (55.14)	   (38.34)	  (18.38)

     The net loss per limited partnership unit presented is based on the limited partnership units outstanding at the end of each period (20,468.5). All distributions to partners through December 31, 2000 have been considered to be a return of capital.


FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

Notes to Consolidated Financial Statements - Continued


     The Partnership's distributions from its unconsolidated venture are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net income. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such investments, with an original maturity of three months or less ($0 and $18,810 at December 31, 2000 and 1999, respectively), as cash equivalents.

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived
Assets and for Long Lived Assets to be Disposed Of", on January 1,
1996. SFAS 121 requires that the Partnership record an impairment loss on its property held for investment whenever the property's carrying value cannot be fully recovered through estimated undiscounted cash flows from its operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. In addition, SFAS 121 provides that a property may not be depreciated while being held for sale. In response to the uncertainty relative to Sycamore Mall Associates ability to recover the net carrying value of Sycamore Mall through future operations and sale, Sycamore Mall Associates, as a matter of prudent accounting practices and for financial reporting purposes, recorded a provision for value impairment in 1998 in the amount of $1,100,000, of which the Partnership's share was $278,000. During 1999, an additional $1,890,000 provision for value impairment was recorded at the Sycamore Mall property, of which the Partnerships share was $477,655. On March
13, 2000, the Sycamore Mall property was deeded to the Mortgage lender in lieu of foreclosure. See discussion in Note 7.

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


FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

Notes to Consolidated Financial Statements - Continued


(2)  Venture Agreements

(a)  General

     The Partnership has entered into three joint venture agreements with
partnerships sponsored by affiliates of the General Partners.   Pursuant to
such agreements, the Partnership has made capital contributions aggregating $7,685,642 through December 31, 2000. The Partnership has acquired, through these ventures, interests in two shopping centers and an office building.

(b)  Vero Beach Associates

     On November 30, 1986, the Partnership purchased an interest in Indian River Plaza, a 147,111 gross leaseable square foot shopping center on U.S. Highway 1 in Vero Beach, Florida. The Partnership's ownership of Indian River Plaza was effected through its 1% partnership interest in Vero Beach Associates (the "Operating Partnership") which holds fee title to the property. An affiliate of the Managing General Partner purchased the remaining 99% interest in the Operating Partnership. In May 1987, upon the sale of a sufficient number of Units, the Partnership made an additional capital contribution to increase its interest in the Operating Partnership. The Partnership's interest in the cash distributions and allocations for Federal income tax purposes of all losses of the Operating Partnership and of profits of the Operating Partnership from the sale or refinancing of the property is 99.9%, and its interest in the allocation of profits from operations of the Operating Partnership for Federal income tax purposes is 98%. At December 31, 2000, the Partnership had made capital contributions aggregating $4,710,642 to the Operating
Partnership.

       Currently Indian River Plaza is subject to a first mortgage with an original amount of $4,185,000, bearing interest at 8.31%, amortized over 30 years payable in monthly installments of principal and interest of $31,617, until maturity on November 11, 2027 when the remaining principal balance is payable; secured by the real and personal property of Indian River Plaza. In addition to the first mortgage, the property is also encumbered by a second mortgage with an original principal amount of $365,000, bearing interest at a floating rate which is 5% above the LIBOR rate. This loan is payable in monthly installments of principal and interest, until maturity on November 11, 2002.

     The property is managed by an affiliate of the seller under a management agreement that provides for a fee equal to 3% of operating income, payable on a monthly basis. Management fees deferred pursuant to a previous management agreement aggregate $105,952 at December
31, 2000 and 1999.

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


FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

Notes to Consolidated Financial Statements - Continued


     The Downers Grove Building was originally leased to Reichhold Chemicals, Inc. ("Reichhold"), on a 15 year triple net lease, which provided for bi-annual escalations of 8%, and expiration on February 2, 2002. In November 1994, Reichhold vacated the Downers Grove
Building. In connection with the termination of their lease, two annuity contracts were purchased by Reichhold in the amount of $2,500,000.
The annuity contracts were subsequently assigned to the Building Partnership to collateralize payment of the lease termination fee. The annuity contracts provide for payments beginning December 1, 1994, through November 1, 2001. The total principal payments to be received from the annuities in 2001 aggregate $218,502 and is included in rents and other receivables on the consolidated balance sheet, and is expected to be received in 2001. During 2000 and 1999, the Building Partnership recognized $20,480 and $33,556, respectively, of interest income relating to the annuity contracts.

     In November 1994, the Downers Grove Building was leased to Vysis, Inc. under a 10-year operating lease. The lease includes a rent abatement from December, 1994 through October 1996. The initial monthy rental amount is $37,701 and will increase to $56,551 by the end of the lease term. Vysis, Inc. has the option to terminate this lease as of November 30, 2001 for a payment of $600,000. This lease can be extended for up to 10 years.

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



FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

Notes to Consolidated Financial Statements - Continued


(3)  Long-Term Debt

     Long-term debt consists of the following
                   at December 31, 2000 and 1999:
	2000	1999
$4,185,000 mortgage note, bearing interest
at 8.31%, amortized over 30 years payable
in monthly installments of principal and interest
of $31,617 until February 11, 2007.  If the
remaining principal balance is not paid; the
interest rate will increase to the greater of
13.31% or the Treasury Rate, as defined, for
the remaining term of the loan, until maturity
on November 11, 2027.  The loan is secured
by the real and personal property of Indian
River Plaza.	4,091,435	4,100,000

$365,000 floating rate note, bearing interest
at LIBOR plus 5%, payable in monthly
installments of principal and interest until
maturity on November 11, 2002.  The loan
is secured by the real and personal property
of Indian River Plaza.	166,040	262,528

$4,586,044 mortgage note, bearing interest
at 9.125%, payable in monthly installments
of interest only of $34,873 from August 1,
1995 through February 1, 1996; principal
and interest of $55,170 from March 1, 1996
through August 1, 1998; and principal and
interest of $49,731 from September 1, 1998
until August 1, 2005 when the remaining
principal balance is due; secured by the real
and personal property of the Downers
Grove Building.	3,282,367	3,542,821

     Total debt 	7,539,842	7,905,349

     Less current portion of long-term debt	   426,444	   387,476

     Total long-term debt	$7,113,398	7,517,873


FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

Notes to Consolidated Financial Statements - Continued


Five year maturities of long-term debt are as follows:
	2001	426,444
	2002	464,436
	2003	414,497
		2004	452,643
	2005	1,904,202


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

(5)  Leases

     At December 31, 2000, the Partnership and its Consolidated Ventures' principal assets are a shopping center and an office building. The Partnership has determined that all leases relating to the properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over the estimated useful life of the property. Leases with tenants range in term from one to ten years and provide for fixed minimum rent and partial to full reimbursement of operating costs. In addition, substantially all leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volume.


FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

Notes to Consolidated Financial Statements - Continued

Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 2000:

        Shopping center:
          Cost	$ 9,592,447
          Accumulated depreciation	(4,337,991)
	   5,254,456
        Office building:
          Cost	8,143,723
          Accumulated depreciation 	(2,901,273)
    	   5,242,450

                     Total	$10,496,906

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

	2001	1,178,842
	2002	1,246,721
	2003	1,172,020
	2004	928,538
	2005	1,848
	Thereafter	              -
		$ 4,527,969

     Percentage rents (based on tenants' sales volume) included in rental income were $4,413, $64,410 and $24,859 for the years ended December
31, 2000, 1999 and 1998, respectively. In addition, the Partnership's Consolidated Ventures recognize income on a straight-line basis over the life of the related leases. Included in deferred rents receivable and rents and other receivables at December 31, 2000 and 1999 is $715,685 and $768,463, respectively, which represents rental income due from tenants in future periods.

(6)  Transactions with Affiliates

     In connection with the evaluation, investigation, negotiation, selection and purchase of the Partnership's investment properties, affiliates of the General Partners were entitled to receive acquisition fees from the Partnership, equal to 4.85% of the gross proceeds from the offering of Units. As of December 31, 2000, the aggregate amount of acquisition fees earned by affiliates of the General Partners was $496,361, all of which was paid.

     Affiliates of the General Partners are entitled to an annual non-accountable expense reimbursement, subordinated to the Limited
Partners' receipt of distributions of Operating Cash Flow equal to 6% per annum, in connection with the management of the Partnership in an amount equal to the greater of .25% of the gross proceeds of the offering or $25,000. Beginning in 1999, the partnership stopped accruing for this expense. It is not anticipated that 6% per annum yield will be obtained by the Limited Partners and therefore it is not likely that this fee will be earned and payable. As of December 31, 2000, the partnership continues to carry a $305,527 payable, related to the accruals for this liability in years prior to 1999. It is doubtful that this amount will be earned and paid.

     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership.


FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

Notes to Consolidated Financial Statements - Continued


Fees, commissions and other expenses required to be paid by the
Partnership to affiliates of the General Partners for the years ended
December 31, 2000, 1999 and 1998 are as follows:
                                    				Unpaid at
                                      	2000	1999	1998	12/31/00
Non-accountable
 expense reimbursement                     	-	-	25,588	305,257
Reimbursement (at cost)
 for administrative services       	   9,787	  5,343	1,336	    9,787
                                   	$9,787	5,343	26,924	315,314

(7)  Investment in Unconsolidated Venture

     Summary financial information for Sycamore Mall Associates as of December 31, 2000 and 1999 is as follows:

                                                       	2000	1999
        Current assets                            	$   0	180,595
        Current liabilities                          	0	(4,591,382)
            Working capital (deficit)                	0	(4,410,787)

        Deferred expenses                              	0	30,637
        Venture partners' equity                  	0	246,735
        Investment property, net                    	0	4,055,409
        Long-term liabilities                           	0	   (5,430)
          Partnership's capital                   	$     0	   (83,436)

     Represented by:
          Invested capital                          	1,075,000	1,075,000
          Cumulative cash distributions              	(853,032)	(853,032)
          Cumulative income (loss)                   	  (221,968)	   233,824
	$                0	   455,792

     Total revenues                               	$ 0	1,185,202
     Total expenses	0	3,321,606
Net income (loss)                                  	$ (0)	(2,136,404)


The total revenues, expenses and net loss for the above venture for the year ended December 31, 1998 were $1,515,937, $2,526,420 and
$1,010,483, respectively.

The Partnership's investment in Sycamore Mall Associates differs from the Partnership's capital primarily due to acquisition costs incurred by the Partnership which were not reimbursed by Sycamore Mall Associates and were being amortized over 30 years.

     As a result of the inability of the Sycamore Mall Property to find new tenants, the property was unable to meet its financial obligations. Beginning in October of 1999, payments to the lender were halted. This resulted in a default of the loan terms and on March 13, 2000, title to the land, buildings and improvements as well as the other assets and liabilities of the property was transferred to the lender in consideration of a discharge of the mortgage loan. This resulted in a taxable loss of approximately $2,900,000. There will be no distributable cash as a result of this transaction.



FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

Notes to Consolidated Financial Statements - Continued

(8)	Financial Instruments

The carrying values and fair values of First Dearborn Income Properties L.P.'s financial instruments at December 31 wre derived as follows:

Cash and Cash Equivalents, Other Current Assets and Short-Term Debt:
The carrying amounts approximate fair value because of the short tem maturity of the instruments.

Noncurrent Receivables: The fair value of the noncurrent receivables is based on anticipated cash flows and approximate carrying values.

Long-Term Debt: The fair value is based on interest rates that are currently available to First Dearborn Income Properties, LP for issuance of debt with similar terms and remaining maturities.

(9)  Subsequent Events
In January 2002, K-Mart Corporation filed for Chapter 11 bankruptcy protection. K-mart Corporation is a tenant of Vero Beach Associates with a store that occupies 56% of the space at the shopping center. Presently, K-Mart has been paying their rental payments timely. Management of Vero Beach Associates has received no notices from K-
Mart that they intend to terminate the lease. However, this could change in the future.

In January 2002, Publix Super Market, Inc., a tenant which occupies 25% of the space at the Vero Beach shopping center, gave notice to management they they will be vacating their leased premises prior to the end of their lease term, which expires on September 30, 2004. Publix Super Markets has indicated that they will honor the lease payment terms of the lease.




FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures
December 31, 2000

Schedule III
Consolidated Real Estate and Accumulated Depreciation

                                       (a)
                                     Initial Cost to Partnership      Additions
                                                   Building &         Building &
                           Encumbrance       Land    Improvements  Improvements
Shopping Center
Vero Beach, FL	$4,257,475	891,905	8,172,052	499,442

Office Building
Downers Grove, IL	3,282,367	1,312,161	6,728,640	  102,922

Total	$7,539,842	2,204,066	14,900,692	602,364

                                                                     (b)
                                    Gross amount of asset at period end
                                            Building &               Accumulated
                                 Land    Improvements     Total     Depreciation
Shopping Center
Vero Beach, FL	920,953  	8,671,494	9,592,447	4,337,991

Office Building
Downers Grove, IL	1,312,161	6,831,532	8,143,723	2,901,273

Total	2,233,114	15,503,056	17,736,170	7,239,264

                                             Date of       Date     Depreciable
                                          Construction   Acquired        Lives

Shopping Center
Vero Beach, FL	  1979	11/30/86	5-30 years

Office Building	1983
Downers Grove, IL	1987	2/1/88	5-30 years

The initial cost represents the original purchase price of the properties reduced by any provision for value impairment.
(b)	The aggregate cost of the above real estate at December 31, 2000 for
       Federal income tax purposes is $16,643,203.

	2000	1999	1998
 (c)  Reconciliation of real estate owned
         Balance at beginning of period	$ 17,640,705	17,608,567	17,554,931
         Additions	       95,465	      32,138	       53,636
         Balance at end of period	17,736,170	17,640,705	17,608,567

(d)  Reconciliation of accumulated depreciation
         Balance at beginning of period	6,760,373	6,296,327	5,753,005
         Depreciation expense	   478,891	   464,046	543,322
         Balance at end of period	$7,239,264	6,760,373	6,296,327




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

FDIP Associates, the Associate General Partner, was formed under the laws of the State of Illinois and has a nominal net worth. Its constituent partners are First Dearborn Partners, an Illinois Limited Liability Company, whose members are Messrs. Block and Ross, and Hampshire Syndications, Inc., a
New Hampshire corporation. Hampshire Syndications, Inc. is wholly owned by Jefferson-Pilot Investments, Inc., a North Carolina corporation, which is a wholly-owned subsidiary of Jefferson-Pilot Corporation. The officers and directors of Hampshire Syndications, Inc. are Ronald Angarella, President and Director, Charles C. Cornelio, Vice President and Director, Sheri J. Lease, Secretary, Dennis R. Glass, Executive Vice President and Director, John C. Ingram, Executive Vice President and Director, John A. Weston, Treasurer.

Messrs. Block and Ross are not affiliated with Jefferson Pilot Securities Corporation, except that each is affiliated with the Associate General Partner.

     The persons listed below occupy key management position with the General Partners:

Mr. Bruce H. Block, age 63, has been a principal in numerous real estate ventures which own, have an interest in, or have owned various types of property that have included apartment and office buildings, shopping centers and vacant land. Mr. Block is an Illinois licensed attorney, a certified public accountant and a licensed real estate broker in the State of Illinois. Mr. Block practiced corporate and real estate law in Chicago for over
 20 years and is a shareholder in the Chicago law firm of Ross & Block, P.C.

Mr. Robert S. Ross, age 63, has been a principal in many real estate ventures which own, have an interest in, or have owned various types of property including apartment and office buildings, shopping centers and vacant land.
Mr. Ross is an Illinois licensed attorney, a licensed real estate broker in the State of Illinois and is an affiliate member of Real Estate Securities and Syndication Institute. He also practiced general and real estate law in the Chicago area for over 22 years and is a shareholder in the Chicago law firm of Ross & Block P.C.

Mr. Ronald R. Angarella, age 43, has served as President and Director of Hampshire Syndications, Inc. since October 23, 1995. His principal occupation is President, Chairman and Director of Jefferson Pilot Securities Corporation and Hampshire Funding, Inc. He also is Senior Vice President of Jefferson Pilot Financial Insurance Company. In addition, he currently serves as an officer and/or director of various affiliated entities.
Mr. Angarella also serves as President and Director of Jefferson Pilot Variable Fund, Inc.

Mr. Charles C. Cornelio, age 41, has served as Vice President of Hampshire Syndications, Inc. since June 4, 1993, and Director since May 7, 1990. Mr. Cornelio served as Secretary of Hampshire Syndications, Inc. from May 17, 1990, until May 13, 1997. Mr. Cornelio is also Vice President, Secretary and Director of Jefferson Pilot Securities Corporation. His principal occupation is Senior Vice President of Jefferson Pilot Securities Corporation and Executive Vice President of various insurance company subsidiaries. He also serves as an officer and/or director of other various affiliated entities. Mr. Cornelio also is General Counsel and Vice President of Jefferson Pilot Variable Fund, Inc.




Shari J. Lease, age 46, has served as Secretary of Hampshire Syndications, Inc. since May 13, 1997 and previously served as Assistant Secretary beginning on May 9, 1994. Ms. Lease is also currently Secretary of Hampshire Funding, Inc. and Assistant Secretary of Jefferson Pilot Securities Corporation. Her principal occupation since April 1995 has been as Assistant Vice President and Counsel of Jefferson Pilot Financial Insurance Company until her election as Vice President and Counsel in February 1998. She also currently serves as an officer of other various affiliated entities and is Secretary of Jefferson Pilot Variable Fund, Inc.

John Weston, age 41, has served as Treasurer of Hampshire Syndications, Inc. since July 19, 1991. He also currently serves as Treasurer of Jefferson Pilot Securities Corporation, Hampshire Funding, Inc., Jefferson Pilot Variable Fund, Inc. and Jefferson Pilot Advisory Corporation. His principal occupation since April 1995, has been as Assistant Vice President of Jefferson Pilot Financial Insurance Company until his election as Vice President in February 1999. Mr. Weston also currently serves as an officer of other various affiliated entities.

Dennis R. Glass, age 51, was elected Executive Vice President and Director of Hampshire Syndications, Inc. on May 13, 1997. Mr. Glass is also a Director of Hampshire Funding, Inc. Since October 1993, his principal occupation has been as Executive Vice President, Chief Financial Officer and Treasurer of Jefferson-Pilot Corporation. He also currently serves as an officer and/or director of various entities affiliated with Jefferson Pilot Corporation.

John C. Ingram, age 57, was elected Executive Vice President and Director of Hampshire Syndications, Inc. on May 3, 1999. Mr. Ingram is also a Director of Hampshire Funding, Inc. Since September 1999, Mr. Ingram's principal occupation has been as Senior Vice President and Chief Investment Officer of Jefferson Pilot Corporation and Executive Vice President and Chief
Investment Officer of its insurance company subsidiaries. Prior to that date he served as Senior Vice President and Manager-Security Department for more than ten years. Mr. Ingram is also an officer and/or director of various entities affiliated with Jefferson-Pilot Corporation.


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


Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the years ended December 31, 2000, 1999 and 1998 are as follows:

	                        		  Unpaid at
                                      	2000	1999	1998	12/31/00
Non-accountable
  expense reimbursement                     	-	-	25,588	305,257
Reimbursement (at cost)
  for administrative services      	   9,787	  5,343	1,336	9,787
                                   	$9,787	5,343	26,924	315,314


     There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security ownership of certain Beneficial Owners and
Management

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

     (b) The following table sets forth information regarding the beneficial ownership of Units as of December 31, 2000 by directors and/or general partners of the General Partners, and by all officers, directors and for general partners of the General Partners as a group:
	Amount and
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


     (b)  No reports on Form 8-K were filed in the last quarter of 2000.

     (c) An annual report for the fiscal year 2000 will be sent to the Limited Partners subsequent to this filing and the Partnership will furnish copies of such report to the Securities and Exchange Commission at that time.

     (d)  Exhibits - See Item 14(a) - (3).

     (e) Financial Statement Schedules. See Index to Financial Statements and Financial Statement Schedules on page 14.



 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            	       FIRST DEARBORN INCOME PROPERTIES L.P.
                                     	   (Registrant)

	BY: FDIP, Inc.
	(Managing General Partner)


Date:  March 18, 2002	 BY:  _______ Robert S. Ross
	 Its:  President

	 BY:  FDIP Associates
	 (Associate General Partner)
	 BY:   First Dearborn Partners LLC, a Partner

Date:  March 18, 2002	BY:  ________ Robert S. Ross
	 a Partner

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      	 Signatures             	Title  	Date


       /s/ Robert S. Ross   	 President and Director     	 March 18, 2002
	   Robert S. Ross       	of FDIP, Inc. (Principal
		    Executive Officer)

      /s/ Bruce H. Block   	 Secretary and Director     	 March 18, 2002
	 Bruce H. Block       	  of FDIP, Inc. (Principal
		  Financial Officer)