Form 10-K
period 2001-12-31
FIRST DEARBORN INCOME PROPERTIES LP
filed 2004-08-13
CIK 806182

FIRST DEARBORN INCOME PROPERTIES L.P.
154 West Hubbard Street, Suite 250
Chicago, IL  60610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  ____ No    X

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

     Net of offering costs, Limited Partners have contributed a total of $8,800,461 to the Partnership. The Partnership is engaged solely in the business of real estate investment. It is the Partnership's objective to realize cash flow from operations and appreciation in the value of the real estate. The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $7,685,642 through December 31, 2001. The Partnership has acquired, through these ventures, interests in two shopping centers and an office building. No investments have been made since 1990. On March 13, 2000, the Sycamore Mall property was deeded to the lender in lieu of threatened foreclosure. As of December 31, 2001, the Partnership had made the real property investments set forth in the following table:

	Name,Type of Property 		        Date of    Type of
	 and Location          	Size      	Purchase   Ownership
	Indian River Plaza	147,111 S.F. 	11/30/86   99.9% interest
	Shopping Center					   in a
	Vero Beach, Florida    				   partnership
							   that has fee
							   ownership of
							   land and
							   improvements(a)

	Downers Grove Building  56,449 S.F.	02/01/88   66.7% interest
	Office Building					   in a partnership
	Downers Grove, Illinois				   that has fee
							   ownership of
							   land and
							   improvements(a)

	Sycamore Mall	      240,206 S.F.    10/26/90     25.2% interest
	Shopping Center			    disposition	   in a partnership
	Iowa City, Iowa 		    March 2000	   that had fee
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

During the past five years, operations at two of the Partnership's three properties have provided sufficient cash flow to meet the obligations of the Partnership. Since the fourth quarter of 1998, the Sycamore Mall property had experienced significant vacancy. A larger shopping mall opened in the market area and has made it difficult to find tenants for the property. As a result of the inability to find new tenants, the property was unable to meet its financial obligations and beginning in October of 1999, payments to the lender were halted. This resulted in a default of the loan terms and in March 2000, the property was deeded to the lender in lieu of threatened foreclosure.


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

The major tenants at Indian River Plaza are K Mart and Publix, which occupy approximately 56% and 25%, respectively, of the property's net leaseable area. As of December 31, 2001, the property has an occupancy level of 99%. The first mortgage debt was refinanced in 1997, and it is anticipated that the Vero Beach property will be able to produce enough cash flow to meet its obligations.

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

	Indian River Plaza,
	Vero Beach, Florida	2001	     2000	   1999
	Total revenue	   $   838,340       789,623     806,117
	Operating profit(loss) (42,454)     (213,575)   (106,975)
	Total assets	     5,220,566     5,281,025   5,528,643
	Mortgage indebtedness4,137,736	   4,257,475   4,362,528

	Downers Grove Building
	Downers Grove, Illinois	2001	     2000	  1999
	Total revenue	       474,174	     487,430	 495,545
	Operating profit(loss) (57,676)	     (75,416)    (88,053)
	Total assets         5,684,236	   6,120,689   6,572,749
	Mortgage indebtedness2,972,356	   3,282,367   3,542,821

	Sycamore Mall,
	Iowa City, Iowa	        2001	    2000	  1999
	Total revenue	          -	      -	       1,185,202
	Operating profit(loss)	  -	      -	      (2,136,404)
	Total assets	          -	      -	       4,266,654
	Mortgage indebtedness	  -	      -	       4,258,224

The Partnership has no employees and is largely dependent on the General Partners and their affiliates for services. A description of the terms of transactions between the Partnership and affiliates of the General Partners is set forth in Item 11 below to which reference is hereby made.



Vero Beach Associates
On November 30, 1986, the Partnership purchased an interest in Indian River Plaza, a 147,111 gross leaseable square foot shopping center on U.S. Highway
1 in Vero Beach, Florida. The Partnership's ownership of Indian River Plaza was effected through its 1% partnership interest in Vero Beach Associates (the "Operating Partnership") which holds fee title to the property. An affiliate of the Managing General Partner purchased the remaining 99% interest in the Operating Partnership. In May 1987, upon the sale of a sufficient number of Units, the Partnership made an additional capital contribution to increase its interest in the Operating Partnership. At December 31, 2001, the Partnership had made capital contributions aggregating $4,710,642 to the Operating Partnership. The Partnership's interest in the cash distributions and allocations for Federal income tax purposes of all losses of the Operating Partnership and of profits of the Operating Partnership from the sale or refinancing of the property is 99.9%, and its interest in the allocation of profits from operations of the Operating Partnership for Federal income tax purposes is 98%. The Partnership has consolidated the assets and operations of the Vero Beach Associates as of and for the years ended
December 31, 2001, 2000 and 1999.

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


Downers Grove Building Partnership
    The Partnership has contributed a total of $1,900,000 to, and owns a 66-2/3% interest in, Downers Grove Building Partnership (the "Building Partnership"). The remaining 33-1/3% interest in the Building Partnership is held by a non-affiliate of the General Partners. The Building Partnership owns a 56,449 square foot two-story office and laboratory building (the "Downers Grove Building"). The Partnership has consolidated the assets and operations of the Building Partnership as of and for the years ended December 31, 2001, 2000 and 1999.

     The Downers Grove Building has been 100% occupied for more than the last five years. The current tenant is a subsidiary of Amoco Oil, and is obligated under the lease until 2004. The Downers Grove Building was originally leased to Reichhold Chemicals, Inc. ("Reichhold"), on a 15 year triple net lease, which provided for bi-annual escalations of 8%, and expiration on February 2, 2002. In November 1994, Reichhold vacated the Downers Grove Building. In connection with the termination of its lease, two annuity contracts were purchased by Reichhold in the amount of $2,500,000. The annuity contracts were subsequently assigned to the Building Partnership to collateralize payment of the lease termination fee. The annuity contracts provided for payments beginning December 1, 1994, through November 1, 2001. The total principal payments received from the annuities in 2001 aggregated $218,502. During 2001 and 2000, the Building Partnership recognized $6,598 and $20,480, respectively, of interest income relating to the annuity contracts. The total amount of the annuity contracts was determined based on negotiations with Reichhold and the lender on the property. Reichhold had been committed under a lease which lasted through 2002, with a provision to terminate the lease early upon payment of a lease termination penalty. Reichhold wanted to terminate the lease and the parties had agreed to allow Reichhold to terminate the lease in exchange for a total payment of $2,500,000. However, the funds were utilized to purchase the annuity contracts. These annuities provide a steady stream of cash flow to supplement the rental income.

     Income was recognized from the payment of rent by the current tenant, and interest earned on the balance of the annuity. Total payments from the annuity in 2001 and 2000 totaled $225,100 and $245,563 respectively, of which $6,598 and $20,480 represented interest income in the respective years while the remainder was treated as payment of rents receivable.

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

     First Dearborn Income Properties L.P. II, a public limited partnership affiliated with the General Partners of the Partnership, and First Dearborn Sycamore Associates Limited Partnership ("FDSALP"), a privately offered limited partnership also affiliated with the General Partners, are the joint venture partners in Sycamore Mall Associates and contributed a total of $2,275,000 and $910,000 for 53.40% and 21.36% of the general partner interests,respectively.

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


Item 2.  Properties

The Partnership owns, through joint venture partnerships, the properties referred to in Item 1. The three properties that the Partnership has, or has had, an interest in are described below:

Indian River Plaza
On November 30, 1986, the Partnership purchased an interest in Indian River Plaza, a 147,111 gross leaseable square foot shopping center on U.S. Highway 1 in Vero Beach, Florida. The Partnership's ownership of Indian River Plaza was effected through its 1% partnership interest in Vero Beach Associates (the "Operating Partnership") which holds fee title to the property. An affiliate of the Managing General Partner purchased the remaining 99% interest in the Operating Partnership. In May 1987, upon the sale of a sufficient number of Units, the Partnership made an additional capital contribution to increase its interest in the Operating Partnership. The Partnership's interest in the cash distributions and allocations for Federal income tax purposes of all losses of the Operating Partnership and of profits of the Operating Partnership from the sale or refinancing of the property is 99.9%, and its interest in the allocation of profits from operations of the Operating Partnership for Federal income tax purposes is 98%. At December 31, 2001, the Partnership had made capital contributions aggregating $4,710,642 to the Operating Partnership.


The property is subject to a first mortgage with an original amount of $4,185,000, bearing interest at 8.31%, amortized over 30 years payable in monthly installments of principal and interest of $31,617, until maturity on November 11, 2027 when the remaining principal balance is payable; secured by the real and personal property of Indian River Plaza. In addition to the first mortgage, the property is also encumbered by a second mortgage with an original principal amount of $365,000, bearing interest at a floating rate which is 5% above the LIBOR rate. This loan which was payable in monthly installments of principal and interest, was paid off on November 11, 2002.

The major tenants at Indian River Plaza are K Mart and Publix, which occupy approximately 56% and 25%, respectively, of the property's net leaseable area. Occupancy at Indian River Plaza had remained in the 96% - 100% range for over the past five years. The K Mart lease expires in 2004 and the annual rent is approximately $220,000. In January 2002, K-Mart Corporation filed for Chapter 11 bankruptcy protection. K-Mart has continued to pay rent on the premises but there is no way to determine the future of this lease at this time. The Publix lease was to expire in 1999 and the annual rent was approximately $125,000. A
5 year extension of the lease was entered into which provides for a new termination date of September 30, 2004 at an annual rental of approximately $127,624. In January 2002, Publix gave notice that it intends to vacate the store before the end of the lease term but that it intends to honor the lease \payment terms through the lease termination date. In February 2003, Publix vacated the store. Average total rent received per square foot at the property during the last three years were $6.16 in 2001, $5.31 in 2000 and $5.48 in 1999.

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

The following table illustrates the scheduled lease expirations for Indian River Plaza, over the next ten years:

	    # of leases		              % of total
	    expiring  square feet annual rent  annual rent
	2002	4	21,560	$   80,932	13%
	2003	3	 5,440	$   79,845	13%
	2004	4      121,047	$  444,818	71%
	2005	1	 3,200	$   22,656	 4%
	2006	-	-	-	-
	2007	-	-	-	-
	2008	-	-	-	-
	2009	-	-	-	-
	2010	-	-	-	-
	2011	-	-	  -	-

Management believes that the Indian River Plaza property has adequate insurance coverage.

Downers Grove Building
The Partnership has contributed a total of $1,900,000 to, and owns a 66-2/3% interest in, Downers Grove Building Partnership (the "Building Partnership").
 The remaining 33-1/3% interest in the Building Partnership is held by a non affiliate of the General Partners. The Building Partnership owns a 56,449 square foot two-story office and laboratory building (the "Downers Grove Building"). The Partnership has consolidated the assets and operations of the Building Partnership as of and for the years ended December 31, 2001, 2000 and 1999.

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

The Downers Grove Building is a single tenant building.  The property has been
 100% occupied for over five years. The current tenant is a subsidiary of Amoco Oil, and is obligated under the triple net lease until 2004. Scheduled monthly payments due under the lease are $42,423 through November 2001 and $56,551 from December 2001 through November 2004.

Management believes that the Downers Grove property has adequate insurance coverage.

Sycamore Mall Associates
The property is a retail shopping center located in Iowa City, Iowa, and is situated on an approximate 21.2 acre site. It includes a main building containing 213,206 square feet and an out parcel building containing 27,000 square feet. A 14,000 square foot parcel which contains a 4,590 square foot
building is under a ground lease.    As a result of the inability to find
new tenants, the property was unable to meet its financial obligations and beginning in October of 1999, payments to the lender were halted. This resulted in a default of the loan terms and on March 13, 2000, title to the land buildings and improvements as well as the other assets and liabilities of the property was transferred to =the lender in consideration of a discharge of the mortgage loan. In 1999, Sycamore Mall Associates recorded a total provision for value impairment of $2,990,000, of which $1,100,000 was recorded in 1998 and $1,890,000 was recorded in 1999.

In March 2000, title to the Sycamore Mall property was transferred to the lender in consideration of the entire mortgage balance including accrued interest.

Occupancy
     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

	at	at	at	at	at	at	at	at
	2000	2000	2000	2000	2001	2001	2001	2001
	03/31	06/30	09/30	12/31	03/31	06/30	09/30	12/31
Indian River Plaza
Vero Beach,
Florida	 98%	98%	98%	 98%	99%	99%	99%	99%

Downers Grove Building
Downers Grove,
Illinois 100%	100%	100%	100%	100%	100%	100%	100%


Item 3.  Legal Proceedings

     The Partnership is not aware of any material pending legal proceedings to which it or its properties are subject.

Item 4.  Submission of Matters to a Vote of Security Holders

     None


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     As of December 31, 2001, there were 1,288 Limited Partners holding 20,468.5 Units. There is no public market for Units and it is not anticipated that a public market for Units will develop. Pursuant to the terms of the Limited Partnership Agreement of the Partnership (the "Partnership Agreement"), there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to the substitution of a Limited Partner.

     Distributions to Limited Partners, through December 31, 2001, have totaled $3,358,904 since the Partnership's formation. This is approximately $164.10 of cash distributions per Unit. Each Unit originally sold for $500 and the offering was closed on November 15, 1988. Reference is made to Item 6 herein for a summary of annual cash distributions, per Unit, made to the Limited Partners.



Item 6.  Selected Financial Data

FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

December 31, 2001, 2000, 1999, 1998 and 1997
(000's) except per share info
(not covered by Independent Auditors' Report)


                               	2001	2000	1999	1998	1997
Total revenues 		     $ 1,377	1,285	1,310	1,254	1,306

Operating loss		     $  (126)    (385)	 (283)	 (473)	 (746)

Partnership's share of operations of
  unconsolidated venture       	-	   11	 (539)	 (255)	   56

Venture partners' share of
 consolidated ventures' operations 19	   25      29	   52	   19

Net loss		$       (107)	 (349)	 (793)	 (676)	 (671)

Net loss per Unit (a)	$      (5.17)  (16.89) (38.34) (32.68) (32.44)

Total assets		$     11,540   12,063  12,688  13,960  15,169

Long-term debt 		 $     6,649	7,113	7,518	7,929	8,250

Cash distributions per
        Unit (a)	$       0.00	 0.00	 0.00	 6.59	 7.48


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

     At December 31, 2001, the Partnership had cash and cash equivalents of $542,651 as compared to $284,184 as of December 31, 2000. The increase in cash and cash equivalents is primarily a result of the prepayment of rent by tenants and the build out of escrow reserves at the Vero Beach property. Distributions to limited partners have been suspended since 1999.


     Currently the Vero Beach property is subject to a first mortgage with an original amount of $4,185,000, bearing interest at 8.31%, amortized over 30 years payable in monthly installments of principal and interest of $31,617, until maturity on February 11, 2027 when the remaining principal balance is payable; secured by the real and personal property of Indian River Plaza. In addition to the first mortgage, the property is also encumbered by a second mortgage with an original principal amount of $365,000, bearing interest at a floating rate which is 5% above the LIBOR rate. This loan which was payable in monthly installments of principal and interest, was paid off at November 11, 2002.

     In November 1994, Reichhold vacated the Downers Grove Building. In connection with the termination of its lease, two annuity contracts were purchased by Reichhold in the amount of $2,500,000. The annuity contracts were subsequently assigned to the Building Partnership to collateralize payment of the lease termination fee. The annuity contracts provided for payments beginning December 1, 1994 through November 1, 2001. The total principal payments received from the annuities in 2001 totaled $218,502 and were included in rents and other receivables as of December 31, 2000. During 2001 and 2000, the Building Partnership =recognized $6,598 and $20,480, respectively, of interest income relating to the annuity contracts.

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

     In response to the U.S. economy in general and the problems being experienced at the Vero Beach property in particular, the Partnership is taking steps to preserve its working capital. Therefore, the Partnership carefully scrutinizes possible discretionary expenditures, particularly as such expenditures relate to the amount of working capital reserves the Partnership has available. By conserving working capital, the Partnership expects to be in a better position to meet future needs of its properties without having to rely on external financing sources.

Results of Operations:

     The results of operations for the years ended December 31, 2001, December 31, 2000 and December 31, 1999 reflect the consolidated operations of the Partnership and its consolidated ventures, Vero Beach Associates
(the "Vero Partnership") and Downers Grove Building Partnership (the "Building Partnership") and its equity investment in Sycamore Mall Associates (the "Sycamore Partnership"). The results of operations of the Vero Partnership reflect the operations of the Indian River Plaza Shopping Center. The results of operations of the Building Partnership reflect the operations of the Downers Grove Building. The equity investment in the Sycamore Partnership reflects the Partnership's share of the operations of the Sycamore Mall Shopping Center.


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

     Property operating expenses increased $95,681 (31%) to $402,413 in 2000 from $306,732 in 1999, primarily due to increases in expenses at the Vero Beach property. Bad debt expenses in 2000 at Vero Beach totaled $51,457. This relates to receivables which were deemed to be uncollectable.

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


Changes from 2000 to 2001:

     In 2001, the Partnership had a loss of $106,928 as compared to a net loss of $349,248 in 2000. This significant improvement is attributable to improved performance at the Vero Beach property and a reduction in administrative costs of the Partnership.

     The $18,790 increase in rental income and the $24,945 increase in tenant charges for the year ended December 31, 2001 as compared to the year ended December 31, 2000 primarily resulted from an increase in percentage rent at Vero Beach and an improvement in the amount of costs recovered at Vero Beach.

          The Partnership's interest income decreased from $30,883 in 2000 to $14,448 in 2001. The decrease is primarily attributable to the decrease in interest earned on the annuity contracts relating to the Downers Grove property. As the annuity contracts have been paid down, the interest income has been reduced on the reduced principal amounts remaining.

     Property operating expenses decreased $83,641 (21%) to $318,772 in 2001 from $402,413 in 2000, primarily as a result of a costs incurred at the Vero Beach property in the prior year. Significant costs were incurred in 2000, relative to the litigation with K-Mart.

     Interest expense decreased $43,939 (6%) from $682,207 in 2000 to $638,268 in 2001. The decrease is a result of the reduction in mortgage indebtedness in the amount of $427,166 which occurred throughout the year.

     General and administrative expense decreased $40,207 (43%) from $92,438 in 2000 to $52,231 in 2001. This decrease resulted from delays which were encountered in completing the year end audit and financial statements for the year end December 31, 2000. Much of the work was not completed until 2002.

     The Partnership's share of income from unconsolidated venture was zero in 2001 as compared to income of $10,873 in the year ended December 31, 2000. This relates to the disposition of Sycamore Mall during 2000.


Inflation:

     The Partnership has completed its fourteenth full year of operations. During the last thirteen years the annual inflation rate has ranged from 2.0% to 5.4% with an average of 3.5%. The effect which inflation has had on income from operations has been minimal. Inflation in future periods may increase rental income levels (from leases to new tenants or renewals of existing leases) in accordance with normal market conditions. Such increases in rental income should offset most of the adverse impact that inflation has on property operating expenses with little effect on operating income. Continued inflation may also tend to cause capital appreciation of the Partnership's investment properties over a period of time as rental rates and replacement costs of properties continue to increase.


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

Item 8.  Financial Statements and Supplementary Data

FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

INDEX

	 							Page (s)

Independent Auditors' Report					  11
Consolidated Balance Sheets, December 31, 2001 and 2000		  12-13
Consolidated Statements of Operations, years ended
  December 31, 2001, 2000 and 1999				  14
Consolidated Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 2001, 2000 and 1999			  15
Consolidated Statements of Cash Flows,
  years ended December 31, 2001, 2000 and 1999			  16
Notes to Consolidated Financial Statements 			  17-25

								Schedule
Consolidated Real Estate and Accumulated Depreciation		III

Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or the related notes.

Independent Auditors' Report

The Partners
First Dearborn Income Properties L.P.:

We have audited the accompanying consolidated balance sheet of First Dearborn Income Properties L.P. (a limited partnership) and consolidated ventures as of December 31, 2001 and December 31, 2000, and the related consolidated statements of operations, Partners' capital accounts (deficits) and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index.
These consolidated financial statements and the financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The consolidated statements of operations, Partners Capital accounts (deficits) and cash flows for the years ended December 31,1999 of First Dearborn Income Properties L.P. and consolidated ventures, were audited by other auditors whose report dated April 14, 2000, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Dearborn Income Properties L.P. and consolidated ventures as of December 31, 2001 and December 31, 2000 and the results of their operations and their cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






Altschuler, Melvoin and Glasser LLP
Deerfield, Illinois
February 18, 2003


FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

Consolidated Balance Sheets

December 31, 2001 and 2000

Assets

                                                      	2001	2000
Current assets:
     Cash and cash equivalents	                  $   542,651	284,184
     Rents and other receivables	              334,240	410,155
     Due from affiliates	                       10,435	 19,071
     Prepaid expenses	                               26,023	 12,091

          Total current assets	                      913,349	725,501

Investment properties:
     Land 	                                    2,233,114  2,233,114
     Buildings and improvements                    15,507,631 15,503,056
	                                           17,740,745 17,736,170
     Less accumulated depreciation	           (7,717,963)(7,239,264)
Total properties held for investment net of
     accumulated depreciation	                   10,022,782 10,496,906

Deferred rents receivable	                      426,333	 648,768
Deferred loan costs	                              177,039	 191,785

Total assets                               	 $ 11,539,503 12,062,960










See accompanying notes to Consolidated Financial Statements.


FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

Consolidated Balance Sheets - Continued

December 31, 2001 and 2000

Liabilities and Partners' Capital Accounts (Deficits)

	                         			2001	2000
Current liabilities:
     Accounts payable and accrued expenses	$    244,110	162,514
     Due to affiliates				     352,988	400,302
     Accrued interest				      42,447	 44,035
     Unearned revenue				      91,923	 71,647
     Current portion of long-term debt  	     461,130	426,444

          Total current liabilities        	   1,192,598  1,104,942

Long-term liabilities:
     Long-term debt	                           6,648,962  7,113,398
     Venture partners'equity in
           consolidated ventures		   1,028,577  1,065,575
     Deposits	      				      19,010     21,761
         Total long-term liabilities		   7,696,549  8,200,734

          Total liabilities			   8,889,147  9,305,676

Partners' capital accounts (deficits):
     General partners - cumulative net loss	     (27,986)   (26,917)
          Total general partner capital (deficit)    (27,986)	(26,917)

     Limited partners (20,468.5 units):
          Capital contributions			   8,800,461  8,800,461
          Cumulative net loss			  (2,763,215)(2,657,356)
          Cumulative cash distributions		  (3,358,904)(3,358,904)
           Total limited partner capital	   2,678,342  2,784,201

          Total partners' capital accounts	   2,650,356  2,757,284

Total liabilities and partners' capital 	$ 11,539,503 12,062,960

See accompanying notes to Consolidated Financial Statements.


FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

Consolidated Statements of Operations

Years ended December 31, 2001, 2000, and 1999


  						2001	2000	1999
Revenues:
     Rental income	  	 	 $ 1,143,935 1,125,145	1,179,430
     Tenant charges			     154,139   129,194	   93,163
     Other income			      64,000	  -	   -
     Interest income   	    		      14,448	30,883	   37,598

          Total revenues		   1,376,522 1,285,222	1,310,191

Expenses:
     Property operating expenses 	     318,772   402,413	  306,732
     Interest				     638,268   682,207    712,155
     Depreciation		       	     478,699   478,891	  464,046
     Amortization  			      14,746	14,746 	   14,746
     General and administrative expenses      52,231    92,438	   95,381

          Total expenses	           1,502,716 1,670,695	1,593,060

Operating loss				    (126,194) (385,473)	 (282,869)

Partnership's share of operations
    of unconsolidated venture 			-	10,873	 (539,228)

Venture partners' share of consolidated
    ventures' operations	    	      19,266	25,352	   29,322

Net loss 			            (106,928) (349,248)	 (792,764)

Net loss per limited partnership unit	  $    (5.17)	(16.89)	   (38.34)

Cash distribution per limited partnership unit$ 0.00	  0.00	     0.00




See accompanying notes to Consolidated Financial Statements.


FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

Consolidated Statements of Partners' Capital Accounts (Deficits)

Years ended December 31, 2001, 2000 and 1999

	General Partners.Limited Partners (20,468.5 Units).

	                 Contributions,
	                    net of                   Cash
	 	           offering    Net income   distrib-
	           Total    costs      (loss)       utions   Total
Balance(deficit) at
December 31, 1998 (15,497) 8,800,461  (1,526,764)(3,358,904) 3,914,793

Net loss           (7,928)     -        (784,836)      -      (784,836)
Cash distributions    -        -           -           -         -

Balance(deficit) at
December 31, 1999 (23,425) 8,800,461  (2,311,600) (3,358,904)3,129,957

Net loss           (3,492)     -        (345,756)      -      (345,756)
Cash distributions    -        -           -           -         -

Balance(deficit) at
December 31, 2000 (26,917) 8,800,461  (2,657,356) (3,358,904)2,784,201

Net loss           (1,069)     -        (105,859)      -      (105,859)
Cash distributions    -        -           -           -         -

Balance(deficit) at
December 31, 2001$(27,986) 8,800,461  (2,763,215) (3,358,904)2,678,342




See accompanying notes to Consolidated Financial Statements.


FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

Consolidated Statements of Cash Flows
Years ended December 31, 2001, 2000 and 1999

					2001	    2000	1999
Cash flows from operating activities:
  Net loss			   $   (106,928)   (349,248)	 (792,764)
  Items not requiring cash or cash equivalents:
     Depreciation			478,699	    478,891	  464,046
     Amortization			 14,746	     14,746	   14,746
     Partnership's share of operations of
       unconsolidated venture,
         net of distributions		   -	     (9,828)	  539,228
     Venture partners' share of consolidated
       ventures' operations		(19,266)    (25,352)	  (29,322)

  Changes in:
     Rents and other receivables	 75,915	     10,807	  (49,332)
     Due from affiliates 		  8,636	     (1,878)	  (10,259)
     Prepaid expense		        (13,932)     (3,637)	      313
     Deferred rents receivable	 	222,435	    285,206	  277,862
     Accounts payable and
         accrued expenses		 81,596	     37,406	 (103,344)
     Due to affiliates		        (47,314)     24,316	   69,343
     Accrued interest		         (1,588)      4,496	   (9,677)
     Unearned revenue			 20,276	     71,647	      -
     Deposits	 			 (2,751)      2,992	    1,002
Net cash provided by operating
         activities			710,524     540,564	  371,842

Cash flows from investing activities:
  Disposition (additions) to
          investment properties		 (4,575)    (95,818)	  (32,138)

Cash flows from financing activities:
  Payment of deferred loan costs	    -	       -	     (125)
  Venture partners' distributions from
          consolidated ventures		(17,732)    (25,740)	  (30,334)
  Principal payments on long-term debt (429,750)   (365,507)     (377,060)
Net cash used in financing activities  (447,482)   (391,247)   	 (407,519)

Net increase (decrease) in cash and
          cash equivalents		258,467	     53,499	  (67,815)
Cash and cash equivalents at
          beginning of year	  	284,184	    230,685	  298,500
Cash and cash equivalent at end of year$542,651	    284,184	  230,685

Supplemental disclosure of cash flow information-
  cash paid for mortgage and
     other interest 		       $621,977	    677,711	  721,832

See accompanying notes to Consolidated Financial Statements.


FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999

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

     For the years ended December 31, 2001, 2000 and 1999, the accompanying Consolidated Financial Statements include the accounts of the Partnership and its Consolidated Ventures - Vero Beach Associates and Downers Grove
Building Partnership.    For the years ended December 31, 2000 and 1999,
the accompanying Consolidated Financial Statements includes its equity
investment in Sycamore Mall Associates.   The Partnerships policy is to
consolidate the operations of ventures in which it controls more than 50% of the equity interest. The equity method is used to account for ventures in which it controls 50% or less of the equity interest. The effect of all transactions between the Partnership and the Consolidated Ventures has been eliminated.

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

		   (unaudited)			(unaudited)        (unaudited)
		   2001	     2001		2000	2000	  1999    1999
		   GAAP	     Tax		GAAP	Tax	  GAAP    Tax
	           Basis     Basis	        Basis	Basis	  Basis   Basis
Total assets $ 11,539,503    2,920,758	   12,062,960 2,992,051

Partners' capital accounts (deficits):
 General partners   (27,986)   (49,270)	      (26,917)  (47,587)
 Limited partners 2,678,342  2,615,351	    2,784,201 2,703,372

Net loss:
  General partners   (1,069)	 (897)	     (3,492)   (11,401)  (7,927)  (3,801)
  Limited partners (105,859)  (88,807)	   (345,756)(1,128,704)(784,836)(376,252)
  Net loss per
   limited partnership
      unit      $     (5.17)    (4.34)	     (16.89)	(55.14)  (38.34)  (18.38)

     The net loss per limited partnership unit presented is based on the limited partnership units outstanding at the end of each period (20,468.5). All distributions to partners through December 31, 2001 have been considered to be a return of capital.

FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

Notes to Consolidated Financial Statements - Continued


     The Partnership's distributions from its unconsolidated venture are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net income. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such investments, with an original maturity of three months or less ($0 at December 31, 2001 and 2000), as cash equivalents.

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

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Partnership plans to adopt SFAS 143 effective January 1, 2003. The Partnership has not determined the effect of adopting, on the Partnership's results of operations or financial position.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of", and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 with early adoption encouraged, and in general are to be applied prospectively. The Partnership adopted SFAS effective January 1,2001 and the adoption did not have a material impact on its consolidated operations and financial position.

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

(2)  Venture Agreements

(a)  General

     The Partnership has entered into three joint venture agreements with
partnerships sponsored by affiliates of the General Partners.   Pursuant to
such agreements, the Partnership has made capital contributions aggregating $7,685,642 through December 31, 2001. The Partnership has acquired, through these ventures, interests in two shopping centers and an office building.

(b)  Vero Beach Associates

     On November 30, 1986, the Partnership purchased an interest in Indian River Plaza, a 147,111 gross leaseable square foot shopping center on U.S. Highway 1 in Vero Beach, Florida. The Partnership's ownership of Indian River Plaza was effected through its 1% partnership interest in Vero Beach Associates (the "Operating Partnership") which holds fee title to the property. An affiliate of the Managing General Partner purchased the remaining 99% interest in the Operating Partnership. In May 1987, upon the sale of a sufficient number of Units, the Partnership made an additional capital contribution to increase its interest in the Operating Partnership. The Partnership's interest in the cash distributions and allocations for Federal income tax purposes of all losses of the Operating Partnership and of profits of the Operating Partnership from the sale or refinancing of the property is 99.9%, and its interest in the allocation of profits from operations of the Operating Partnership for Federal income tax purposes is 98%. At December 31, 2001, the Partnership had made capital contributions aggregating $4,710,642 to the Operating Partnership.

       Currently Indian River Plaza is subject to a first mortgage with an original amount of $4,185,000, bearing interest at 8.31%, amortized over 30 years payable in monthly installments of principal and interest of $31,617, until maturity on November 11, 2027 when the remaining principal balance is payable; secured by the real and personal property of Indian River Plaza. In addition to the first mortgage, the property is also encumbered by a second mortgage with an original principal amount of $365,000, bearing interest at a floating rate which is 5% above the LIBOR rate. This loan which was payable in monthly installments of principal and interest, was paid off at November 11, 2002.

     The property is managed by an affiliate of the seller under a management agreement that provides for a fee equal to 3% of operating income, payable on a monthly basis. Management fees deferred pursuant to a previous management agreement aggregate $105,952 at December 31, 2001 and 2000.

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

FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

Notes to Consolidated Financial Statements - Continued


     The Downers Grove Building was originally leased to Reichhold Chemicals, Inc. ("Reichhold"), on a 15 year triple net lease, which provided for bi-annual escalations of 8%, and expiration on February 2, 2002. In November 1994, Reichhold vacated the Downers Grove Building. In connection with the termination of their lease, two annuity contracts were purchased by Reichhold in the amount of $2,500,000. The annuity contracts were subsequently assigned to the Building Partnership to collateralize payment of the lease termination fee. The annuity contracts provide for payments beginning
December 1, 1994, through November 1, 2001. The total principal payments received from the annuities in 2001, 2000 and 1999 were $218,502, $225,084 and $212,008 respectively. Prior to collecting these payments, the amounts were included in rents and other receivables on the consolidated balance sheet. During 2001, 2000 and 1999, the Building Partnership recognized $6,598,
$20,480 and $33,556, respectively, of interest income relating to the annuity contracts.

     In November 1994, the Downers Grove Building was leased to Vysis, Inc. under a 10-year operating lease. The lease includes a rent abatement from December, 1994 through October 1996. The initial monthy rental amount is $37,701 and will increase to $56,551 by the end of the lease term. Vysis, Inc. had the option to terminate this lease as of November 30, 2001 for a payment of $600,000. It did not exercise this termination option. This lease can be extended for up to 10 years.

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


FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

Notes to Consolidated Financial Statements - Continued


(3)  Long-Term Debt

     Long-term debt consists of the following
              at December 31, 2001 and 2000:
							2001	2000
$4,185,000 mortgage note, bearing interest
at 8.31%, amortized over 30 years payable
in monthly installments of principal and interest
of $31,617 until February 11, 2007.  If the
remaining principal balance is not paid; the
interest rate will increase to the greater of
13.31% or the Treasury Rate, as defined, for
the remaining term of the loan, until maturity
on November 11, 2027.  The loan is secured
by the real and personal property of Indian
River Plaza.					   4,055,357	4,091,435

$365,000 floating rate note, bearing interest
at LIBOR plus 5%, payable in monthly
installments of principal and interest until
maturity on November 11, 2002.  The loan
is secured by the real and personal property
of Indian River Plaza.				      82,379	  166,040

$4,586,044 mortgage note, bearing interest
at 9.125%, payable in monthly installments
of interest only of $34,873 from August 1,
1995 through February 1, 1996; principal
and interest of $55,170 from March 1, 1996
through August 1, 1998; and principal and
interest of $49,731 from September 1, 1998
until August 1, 2005 when the remaining
principal balance is due; secured by the real
and personal property of the Downers
Grove Building.					   2,972,356	3,282,367

     Total debt 				   7,110,092	7,539,842

     Less current portion of long-term debt	     461,130	  426,444

     Total long-term debt			  $6,648,962	7,113,398

FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

Notes to Consolidated Financial Statements - Continued


Five year maturities of long-term debt are as follows:
	2002	461,130
	2003	414,497
	2004	452,643
	2005	1,904,202
	2006	54,804

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

(5)  Leases

     At December 31, 2001, the Partnership and its Consolidated Ventures' principal assets are a shopping center and an office building. The Partnership has determined that all leases relating to the properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over the estimated useful life of the property. Leases with tenants range in term from one to ten years and provide for fixed minimum rent and partial to full reimbursement of operating costs. In addition, substantially all leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volume.

FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

Notes to Consolidated Financial Statements - Continued

Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 2001.

        Shopping center:
          Cost	                       $ 9,592,447
          Accumulated depreciation	(4,548,684)
	                                 5,043,763
        Office building:
          Cost	                         8,148,298
          Accumulated depreciation 	(3,169,279)
    	                                 4,979,019

                Total		       $10,022,782

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

	2002	  1,084,432
	2003	    982,419
	2004	    733,698
	2005	      2,328
	2006	        -
	Thereafter	-
		$ 2,802,877

     Percentage rents (based on tenants' sales volume) included in rental income were $21,685, $4,413and $64,410 for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, the Partnership's Consolidated Ventures recognize income on a straight-line basis over the life of the related leases. Included in deferred rents receivable and rents and other receivables at December 31, 2001 and 2000 is $648,768 and $715,685, respectively, which represents rental income due from tenants in future periods.

(6)  Transactions with Affiliates

     In connection with the evaluation, investigation, negotiation, selection and purchase of the Partnership's investment properties, affiliates of the General Partners were entitled to receive acquisition fees from the Partnership, equal to 4.85% of the gross proceeds from the offering of Units. As of December 31, 2001, the aggregate amount of acquisition fees earned by affiliates of the General Partners was $496,361, all of which was paid.

     Affiliates of the General Partners are entitled to an annual non-accountable expense reimbursement, subordinated to the Limited Partners' receipt of distributions of Operating Cash Flow equal to 6% per annum, in connection with the management of the Partnership in an amount equal to the greater of .25% of the gross proceeds of the offering or $25,000. Beginning in 1999, the partnership stopped accruing for this expense. It is not anticipated that 6% per annum yield will be obtained by the Limited Partners and therefore it is not likely that this fee will be earned and payable.
As of December 31, 2001, the partnership continued to carry a $305,257 payable, related to the accruals for this liability in years prior to 1999.

     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership.

FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

Notes to Consolidated Financial Statements - Continued


Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                      	2001	  2000	   1999
Reimbursement (at cost)
 for administrative services       	 17,187	 9,787	  5,343
                                   	$17,187	 9,787	  5,343

Due to affiliates consist of the following at December 31, 2001 and 2000:

				  2001	   2000
Administrative Services		 27,731	    20,545
Management Fees			305,257	   305,257
Reimbursement for finance fees	   -	    74,500
Accounting fees	  		 20,000	       -
			        352,988	   400,302

(7)  Investment in Unconsolidated Venture

     As a result of the inability of the Sycamore Mall Property to find new tenants, the property was unable to meet its financial obligations. Beginning in October of 1999, payments to the lender were halted. This resulted in a default of the loan terms and on March 13, 2000, title to the land, buildings and improvements as well as the other assets and liabilities of the property were transferred to the lender in consideration of a discharge of the mortgage loan. This resulted in a taxable loss of approximately $2,900,000. There will be no distributable cash as a result of this transaction.

The total revenues, expenses and net loss for the above venture for the year ended December 31, 1999 were $1,185,202, $3,321,606 and $2,136,404, respectively.




FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures

Notes to Consolidated Financial Statements - Continued


(8) Financial Instruments

The carrying values and fair values of First Dearborn Income Properties L.P.'s financial instruments at December 31 were derived as follows:

Cash and Cash Equivalents, Other Current Assets and Short-Term Debt: The carrying amounts approximate fair value because of the short term maturity of the instruments.

Noncurrent Receivables: The fair value of the noncurrent receivables is based on anticipated cash flows and approximate carrying values.

Long-Term Debt: The fair value is based on interest rates that are currently available to First Dearborn Income Properties, LP for issuance of debt with similar terms and remaining maturities and approximates carrying values.


(9) Subsequent Events

In January 2002, K-Mart Corporation filed for Chapter 11 bankruptcy protection. K-mart Corporation is a tenant of Vero Beach Associates with a store that occupies 56% of the space at the shopping center. Presently, K-Mart has been paying their rental payments timely. Management of Vero Beach Associates has received no notices from K-Mart that they intend to terminate the lease. However, this could change in the future.

In January 2002, Publix Super Market, Inc., a tenant which occupies 25% of the space at the Vero Beach shopping center, gave notice to management they they will be vacating their leased premises prior to the end of their lease term, which expires on September 30, 2004. Publix Super Markets has indicated that they will honor the lease payment terms of the lease. In February 2003, the tenant vacated the store.



FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures
December 31, 2001

Schedule III
Consolidated Real Estate and Accumulated Depreciation

	        	     	 (a)
                  	Initial Cost to Partnership            Additions
	      		                       Building &       Building &
  	    	     Encumbrance       Land    Improvements    Improvements
Shopping Center
Vero Beach, FL	      4,137,736	    891,905	   8,172,052	    499,442

Office Building
Downers Grove, IL     2,972,356	  1,312,161	   6,728,640	    107,497

Total		     $7,110,092	  2,204,066	  14,900,692	    606,939

	              	       	(b)
                        Gross amount of asset at period end
				Building &   		        Accumulated
	                Land    Improvements     	Total   Depreciation
Shopping Center
Vero Beach, FL		920,953  8,671,494	     9,592,447	  4,548,653

Office Building
Downers Grove, IL     1,312,161	 6,836,137	     8,148,298	  3,169,310

Total		      2,233,114	15,507,631	    17,740,745	  7,717,963

                            Date of	    Date    	 Depreciable
                           Construction	  Acquired 	    Lives

Shopping Center
Vero Beach, FL	  	    1979	  11/30/86	   5-30 years

Office Building	1983
Downers Grove, IL	    1987	    2/1/88	   5-30 years

FIRST DEARBORN INCOME PROPERTIES L.P.
(a limited partnership)
and Consolidated Ventures
December 31, 2001

Schedule III - continued
Consolidated Real Estate and Accumulated Depreciation

(a)	   The initial cost represents the original purchase price of the properties reduced by any provision for value impairment.(b) The aggregate cost of the above real estate at December 31, 2001 for Federal income tax purposes is $16,643,203.

						2001	    2000	1999
 (c)  Reconciliation of real estate owned
         Balance at beginning of period	$ 17,736,170	17,640,705	17,608,567
         Additions	        	       4,575	    95,465	    32,138
         Balance at end of period	  17,740,745	17,736,170	17,640,705

(d)  Reconciliation of accumulated depreciation
         Balance at beginning of period	   7,239,264	 6,760,373	 6,296,327
         Depreciation expense	  	     478,699	   478,891	   464,046
         Balance at end of period	$  7,717,963	 7,239,264	 6,760,373



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

FDIP Associates, the Associate General Partner, was formed under the laws of
the State of Illinois and has a nominal net worth.   Its constituent partners
are First Dearborn Partners, an Illinois Limited Liability Company, whose members are Messrs. Block and Ross,and Hampshire Syndications, Inc., a New Hampshire corporation. Hampshire Syndications, Inc. is wholly owned by Jefferson-Pilot Investments, Inc., a North Carolina corporation, which is a wholly-owned subsidiary of Jefferson-Pilot Corporation. The officers and directors of Hampshire Syndications, Inc. are Ronald Angarella, President and Director, Charles C. Cornelio, Vice President and Director, Sheri J. Lease, Secretary, Dennis R. Glass, Executive Vice President and Director, John C. Ingram, Executive Vice President and Director, John A. Weston, Treasurer.

Messrs. Block and Ross are not affiliated with Jefferson Pilot Securities Corporation, except that each is affiliated with the Associate General Partner.

     The persons listed below occupy key management position with the General
Partners:

Mr. Bruce H. Block, age 64, has been a principal in numerous real estate ventures which own, have an interest in, or have owned various types of property that have included apartment and office buildings, shopping centers and vacant land. Mr. Block is an Illinois licensed attorney, a certified public accountant and a licensed real estate broker in the State of Illinois. Mr. Block practiced corporate and real estate law in Chicago for over 20 years and is a shareholder in the Chicago law firm of Ross & Block, P.C.

Mr. Robert S. Ross, age 64, has been a principal in many real estate ventures which own, have an interest in, or have owned various types of property including apartment and office buildings, shopping centers and vacant land. Mr. Ross is an Illinois licensed attorney, a licensed real estate broker in the State of Illinois and is an affiliate member of Real Estate Securities and Syndication Institute. He also practiced general and real estate law in the Chicago area for over 22 years and is a shareholder in the Chicago law firm of Ross & Block P.C.

Mr. Ronald R. Angarella, age 44, has served as President and Director of Hampshire Syndications, Inc. since October 23, 1995. His principal occupation is President, Chairman and Director of Jefferson Pilot Securities Corporation and Hampshire Funding, Inc. He also is Senior Vice President of Jefferson Pilot Financial Insurance Company. In addition, he currently serves as an officer and/or director of various affiliated entities. Mr. Angarella also serves as President and Director of Jefferson Pilot Variable Fund, Inc.

Mr. Charles C. Cornelio, age 42, has served as Vice President of Hampshire Syndications, Inc. since June 4, 1993, and Director since May 7, 1990. Mr. Cornelio served as Secretary of Hampshire Syndications, Inc. from May 17, 1990, until May 13, 1997. Mr. Cornelio is also Vice President, Secretary and Director of Jefferson Pilot Securities Corporation. His principal occupation is Senior Vice President of Jefferson Pilot Securities Corporation and Executive Vice President of various insurance company subsidiaries. He also serves as an officer and/or director of other various affiliated entities.
Mr. Cornelio also is General Counsel and Vice President of Jefferson Pilot Variable Fund, Inc.

Shari J. Lease, age 47, has served as Secretary of Hampshire Syndications, Inc. since May 13, 1997 and previously served as Assistant Secretary beginning on May 9, 1994. Ms. Lease is also currently Secretary of Hampshire Funding, Inc. and Assistant Secretary of Jefferson Pilot Securities Corporation.
Her principal occupation since April 1995 has been as Assistant Vice President and Counsel of Jefferson Pilot Financial Insurance Company until her election as Vice President and Counsel in February 1998. She also currently serves as an officer of other various affiliated entities and is Secretary of Jefferson Pilot Variable Fund, Inc.

John Weston, age 42, has served as Treasurer of Hampshire Syndications, Inc. since July 19, 1991. He also currently serves as Treasurer of Jefferson Pilot Securities Corporation, Hampshire Funding, Inc., Jefferson Pilot Variable Fund, Inc. and Jefferson Pilot Advisory Corporation. His principal occupation since April 1995, has been as Assistant Vice President of Jefferson Pilot Financial Insurance Company until his election as Vice President in February 1999. Mr. Weston also currently serves as an officer of other various affiliated entities.

Dennis R. Glass, age 52, was elected Executive Vice President and Director of Hampshire Syndications, Inc. on May 13, 1997. Mr. Glass is also a Director of Hampshire Funding, Inc. Since October 1993, his principal occupation has been as Executive Vice President, Chief Financial Officer and Treasurer of Jefferson-Pilot Corporation. He also currently serves as an officer and/or director of various entities affiliated with Jefferson Pilot Corporation.

John C. Ingram, age 58, was elected Executive Vice President and Director of Hampshire Syndications, Inc. on May 3, 1999. Mr. Ingram is also a Director of Hampshire Funding, Inc. Since September 1999, Mr. Ingram's principal occupation has been as Senior Vice President and Chief Investment Officer of Jefferson Pilot Corporation and Executive Vice President and Chief Investment Officer of its insurance company subsidiaries. Prior to that date he served as Senior Vice President and Manager-Security Department for more than ten years. Mr. Ingram is also an officer and/or director of various entities affiliated with Jefferson-Pilot Corporation.


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

     Affiliates of the General Partners are entitled to an annual non-accountable expense =reimbursement, subordinated to the Limited Partners' receipt of distributions of Operating Cash Flow equal to 6% per annum, in connection with the management of the Partnership in an amount equal to the greater of .25% of the gross proceeds of the offering or $25,000.

     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership. Beginning in 1999, the partnership stopped accruing for this expense. It is not anticipated that 6% per annum yield will be obtained by the Limited Partners and therefore it is not likely that this fee will be earned and payable. As of December 31, 2001, the partnership continues to carry a $305,527 payable, related to the accruals for this liability in years prior to 1999. It is doubtful that this amount will be earned and paid.

Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                      	   2001	        2000	  1999
Reimbursement (at cost)
 for administrative services       	  17,187	 9,787	 5,343
                                   	 $17.187	 9,787	 5,343


     There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security ownership of certain Beneficial Owners and Management

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

     (b) The following table sets forth information regarding the beneficial ownership of Units as of December 31, 2001 by directors and/or general partners of the General Partners, and by all officers, directors and for general partners of the General Partners as a group:

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
     	           as a group

     (1) During 1993, Jefferson Pilot Securities Corporation, an affiliate of Hampshire Syndications, Inc., acquired 280 Units pursuant to an agreement with the Partnership. During 1998, Jefferson Pilot Securities Corporation acquired \100 additional units. Hampshire Syndications, Inc. is a partner of the Associate General Partner of the Partnership and because it is an affiliate of Jefferson Pilot Securities Corporation, could be deemed to have a beneficial interest in such Units. Accordingly, such Units are included in this table.

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

               (3-C)  Certification.

               (3-D)  Section 906 Certification.


(b) Reports on Form 8-K which were filed in the last quarter of 2001and first quarter 2002:
a. December 14, 2001 - Amendment to 8-K disclosing change in auditors.
b. January 16, 2002 - Amendment to 8-K disclosing change in auditors.
c. January 29, 2002 - Disclosure of notice from tenant at Vero Beach shopping center which will be vacating its leased space at the end of lease term.
d. February 2, 2002 - Amendment to 8-K disclosing change in auditors.

     (c) An annual report for the fiscal year 2001 will be sent to the Limited Partners subsequent to this filing and the Partnership will furnish copies of such report to the Securities and Exchange Commission at that time.

     (d)  Exhibits - See Item 14(a) - (3).

     (e) Financial Statement Schedules. See Index to Financial Statements and Financial Statement Schedules on page 14.


 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   	       FIRST DEARBORN INCOME PROPERTIES L.P.
                                     	   (Registrant)

				BY: FDIP, Inc.
				(Managing General Partner)


Date:  August 11, 2004	 	BY:  _______ Robert S. Ross
	 			Its:  President

	 			BY:  FDIP Associates
	 			(Associate General Partner)
	 			BY:   First Dearborn Partners LLC, a Partner

Date:  August 11, 2004		BY:  ________ Robert S. Ross
	 			a Partner

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      	 Signatures             	Title  		Date


          /s/ Robert S. Ross     President and Director  August 11, 2004
	      Robert S. Ross     of FDIP, Inc. (Principal
		    		 Executive Officer)

	 /s/ Bruce H. Block      Secretary and Director  August 11, 2004
	     Bruce H. Block      of FDIP, Inc. (Principal
		  		 Financial Officer)




Section 3 C
CERTIFICATION


I, Bruce Block, certify that:

1. I have reviewed this annual report on Form 10-K of First Dearborn Income Properties L.P. (the "Company" or the "Registrant");
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;
4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:
a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the Company's disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Company's board of directors:
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and
6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  August 11, 2004

      /s/ Bruce H. Block      	 Secretary and Director
          Bruce H. Block       	 of FDIP, Inc. (Principal Financial Officer)



Section 3 D
Section 906 Certification

The following statement is provided by the undersigned to accompany the annual report on Form 10-K for the quarter ended December 31, 2001 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

Each of the undersigned certifies that the foregoing Report on Form 10-K fully complies with the requirements of Section 13 (a) of the Securities Exchange Act of 1934 (15 U.S.C. 79m) and that the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of First Dearborn Income Properties, L.P.

By:

        /s/ Robert S. Ross      President and Director     August 11,2004
	    Robert S. Ross      of FDIP, Inc. (Principal
		    		Executive Officer)

       /s/ Bruce H. Block       Secretary and Director     August 11,2004
 	   Bruce H. Block  	of FDIP, Inc. (Principal
		  		Financial Officer)